Form 10-Q
period 1996-03-31
DMX INC
filed 1996-05-20
CIK 865745

     As filed with the Securities and Exchange Commission on May  20, 1996
                                                                 ----

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996


                                       OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________



                          Commission File No. 0-18806

                                    DMX INC.
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              95-4275106
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


     11400 WEST OLYMPIC BOULEVARD, SUITE 1100, LOS ANGELES, CA 90064-1507
                (Address of Principal Executive Offices)       (Zip code)

                                 (310) 444-1744
              (Registrant's telephone number, including area code)


                            ________________________


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      -----

  At March 29, 1996, the Registrant had 44,094,970 shares of its Common Stock outstanding, excluding 85,630 shares held as Treasury Stock.

Total number of pages in this report, including cover page is  23.
                                                              ----

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS

                                   DMX INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 1996
                WITH COMPARATIVE FIGURES AT SEPTEMBER 30, 1995

                                                                          March 31, 1996                September 30, 1995
                                                                          --------------                ------------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $     272,488                        8,622,119
  Securities held to maturity                                                         -                          165,000
  Prepaid expenses and equipment inventory                                      582,429                          377,176
  Accounts receivable:
    Trade related party                                                       2,211,371                        1,876,453
    Other trade                                                               2,955,483                        1,893,020
    Other                                                                             -                           45,692
    Allowance for doubtful accounts                                            (856,802)                        (856,802)
                                                                          -------------                  ---------------
       Receivables - net                                                      4,310,052                        2,958,363
                                                                          -------------                  ---------------

           Total current assets                                               5,164,969                       12,122,658

Investment in Galactic/TEMPO Sound (note 2)                                     488,170                          456,929
Property and equipment, net (note 5)                                          4,349,060                        4,336,378
Other assets                                                                    295,492                          166,419
                                                                          -------------                  ---------------
           TOTAL ASSETS                                                   $  10,297,691                       17,082,384
                                                                          =============                  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                        $   1,470,445                        1,182,878
  Accrued liabilities                                                         2,782,455                        1,449,938
  Notes payable to related party (note 6)                                     2,500,000                                -
  Short-term note payable to bank                                                     -                           45,000
  Note payable                                                                  201,090                          201,090
  Current portion of capital lease obligations                                  349,191                          371,136
                                                                          -------------                  ---------------
       Total current liabilities                                              7,303,181                        3,250,042

Deferred revenue                                                                318,977                          376,395
Royalty payable                                                               1,540,657                        1,251,983
Investment in DMX-E (note 3)                                                 18,814,752                       15,886,116
Capital lease obligations                                                     1,346,325                        1,446,085

Stockholders' deficit:
  Common Stock, $.01 par value.  Authorized
    100,000,000 shares; issued 44,180,600
    shares at  March 31, 1996 and
    43,680,600 shares at September 30, 1995                                     441,806                          436,806
  Paid-in capital                                                           100,480,560                       99,210,706
  Accumulated deficit                                                      (119,413,237)                    (104,224,136)
  Foreign currency translation reserve                                           42,673                           26,390
  Treasury stock, 85,630 shares, at cost                                       (578,003)                        (578,003)
                                                                          -------------                  ---------------
       Net stockholders' deficit                                            (19,026,201)                      (5,128,237)

Commitments and contingencies (note 7)                                                -                                -

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  10,297,691                       17,082,384
                                                                          =============                  ===============


See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996                        1995
                                                                  ------------             --------------
Revenues:
  Subscriber fee revenues - related party                         $  4,353,559                  3,924,944
  Subscriber fee revenues - other                                    3,159,978                  2,113,431
  Other revenue, net                                                   119,226                          -
                                                                  ------------                 ----------
                                                                     7,632,763                  6,038,375

Operating expenses:
  General and administrative                                         2,779,077                  2,305,676
  Sales and marketing                                                4,696,127                  2,947,222
  Studio and programming                                             4,505,277                  3,761,087
  International development                                                  -                     72,314
  Research and development                                             416,912                    296,259
  Stock bonus and option compensation                                  274,854                    274,854
  Depreciation and amortization                                        805,762                    630,428
                                                                  ------------                 ----------
                                                                    13,478,009                 10,287,840

    Net operating loss                                              (5,845,246)                (4,249,465)

Other income (expense):
  Galactic/TEMPO Sound                                                  31,241                    144,736
  Equity in loss of DMX-E                                           (9,486,767)                (4,563,203)
  Interest income                                                       74,633                    136,740
  Interest expense                                                    (100,042)                  (107,306)
  Other income, net                                                    137,080                     98,614
                                                                  ------------                 ----------
                                                                    (9,343,855)                (4,290,419)

    Net loss                                                      $(15,189,101)                (8,539,884)
                                                                  ============                 ==========
Loss per share                                                    $       (.35)                      (.23)
                                                                  ============                 ==========
Weighted average number of shares                                   43,727,048                 36,872,908
                                                                  ============                 ==========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                              1996                              1995
                                                                        ----------------                  ----------------
Revenues:
  Subscriber fee revenues - related party                                    $ 2,209,613                         1,999,893
  Subscriber fee revenues - other                                              1,669,996                         1,076,866
  Other revenue, net                                                              82,686                                 -
                                                                             -----------                        ----------
                                                                               3,962,295                         3,076,759

Operating expenses:
  General and administrative                                                   1,265,837                         1,245,026
  Sales and marketing                                                          2,454,328                         1,510,872
  Studio and programming                                                       2,414,383                         1,918,323
  International development                                                       (8,132)                           33,400
  Research and development                                                       199,442                           104,673
  Stock bonus and option compensation                                            137,427                           137,427
  Depreciation and amortization                                                  425,436                           314,048
                                                                             -----------                        ----------
                                                                               6,888,721                         5,263,769

    Net operating loss                                                        (2,926,426)                       (2,187,010)

Other income (expense):
  Galactic/TEMPO Sound                                                            62,937                            87,518
  Equity in loss of DMX-E                                                     (4,979,266)                       (2,524,153)
  Interest income                                                                 15,791                            69,629
  Interest expense                                                               (57,809)                          (52,524)
  Other income, net                                                               68,068                            44,709
                                                                             -----------                        ----------
                                                                              (4,890,279)                       (2,374,821)

    Net loss                                                                 $(7,816,705)                       (4,561,831)
                                                                             ===========                        ==========

Loss per share                                                               $      (.18)                             (.12)
                                                                             ===========                        ==========

Weighted average number of shares                                             43,774,007                        37,478,378
                                                                             ===========                        ==========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD FROM SEPTEMBER 30, 1994 TO MARCH 31, 1996


                                   Common Stock                                                          Foreign
                              ----------------------                                                     currency
                                Number of                  Paid in        Accumulated      Treasury     translation
                                  shares      Amount       capital          deficit         stock         reserve        Total
                              --------------------------------------------------------------------------------------------------
Balance at September 30, 1994   36,280,600   $362,806    $ 81,543,456    $ (81,144,607)   $(578,003)     $     -    $    183,652

Issuance of common stock         7,400,000     74,000      17,188,500                -            -            -      17,262,500

Cost of issuance                         -          -         (70,958)               -            -            -         (70,958)

Accrued compensation                     -          -         549,708                -            -            -         549,708

Foreign currency translation
 reserve                                 -          -               -                -            -       26,390          26,390

Net loss                                 -          -               -      (23,079,529)           -            -     (23,079,529)
                              --------------------------------------------------------------------------------------------------

Balance at September 30, 1995   43,680,600   $436,806    $ 99,210,706    $(104,224,136)   $(578,003)    $ 26,390    $ (5,128,237)

Issuance of common stock
 (unaudited)                       500,000      5,000         995,000                -            -            -       1,000,000


Accrued compensation                     -          -         274,854                -            -            -         274,854
 (unaudited)

Foreign currency translation
 reserve (unaudited)                     -          -               -                -            -       16,283          16,283


Net loss (unaudited)                     -          -               -      (15,189,101)           -            -     (15,189,101)
                              --------------------------------------------------------------------------------------------------

Balance at March 31, 1996
 (unaudited)                    44,180,600   $441,806    $100,480,560    $(119,413,237)   $(578,003)    $ 42,673    $(19,026,201)
                              ==================================================================================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                            1996                             1995
                                                                        ------------                    -------------
Cash flows from operating activities:
  Net loss                                                              $(15,189,101)                      (8,539,884)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                                           805,762                          630,427
     Equity in loss (earnings) of Galactic/TEMPO Sound                       (31,241)                        (144,736)
     Equity in loss of DMX-Europe N.V.                                     9,486,767                        4,563,203
     Compensation expense for stock bonus and options                        274,854                          274,854
     Increase in prepaid and other current assets                           (205,253)                        (172,104)
     Increase in receivables                                              (1,351,689)                        (125,171)
     Increase in other assets                                               (129,073)                         (34,120)
     (Decrease) increase in deferred revenue                                 (57,418)                          14,846
     Increase in royalty payable                                             288,674                          272,874
     Increase (decrease) in accounts payable and accrued liabilities       1,620,084                         (213,258)
                                                                        ------------                       ----------
        Net cash used in operating activities                             (4,487,634)                      (3,473,069)
                                                                        ------------                       ----------

Cash flows from investing activities:
  Purchase of property and equipment, net                                   (765,365)                        (146,238)
  Advances to DMX-Europe N.V., net                                          (551,848)                               -
  Investment in preferred stock of DMX-Europe (UK) Limited                (5,990,000)                               -
  Proceeds from securities held to maturity                                  165,000                        2,064,738
  Dividend from Galactic/TEMPO Sound                                               -                          125,000
                                                                        ------------                       ----------
        Net cash (used in) provided by investing activities               (7,142,213)                       2,043,500
                                                                        ------------                       ----------
Cash flows from financing activities:
  Issuance of common stock, net                                            1,000,000                        6,964,074
  Proceeds from note payable to related party                              2,500,000                                -
  Repayment of note payable to bank                                          (45,000)                        (120,000)
  Repayment of note payable                                                        -                          (90,727)
  Repayment of principal portion of capital lease obligation                (174,784)                        (212,541)
                                                                        ------------                       ----------
        Net cash provided by financing activities                          3,280,216                        6,540,806
                                                                        ------------                       ----------
        Net (decrease) increase in cash and cash equivalents              (8,349,631)                       5,111,237

Cash and cash equivalents, beginning of year                               8,622,119                        3,483,620
                                                                        ------------                       ----------
Cash and cash equivalents, end of year                                  $    272,488                        8,594,857
                                                                        ============                       ==========

See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION.
- ---  ---------------------

     The accompanying consolidated balance sheets of DMX Inc. (the Company) at March 31, 1996, the related consolidated statements of operations for the six months and three months ended March 31, 1996 and 1995, and related statements of cash flows and stockholders' equity (deficit) for the six months ended March 31, 1996 are unaudited. However, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 1996. The results of operations for the six months and three months ended March 31, 1996 and 1995, are not necessarily indicative of the results of operations to be expected for the entire fiscal year. The accompanying financial information for the six months and three months ended March 31, 1996 and 1995, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's September 30, 1995, Form 10-K.

     Certain reclassifications of prior period amounts were made to conform to the current period reporting format.


(2)  INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.
- ---  ----------------------------------------------

     The summarized balance sheet and operating data for the six months ended March 31, 1996, and the year ended September 30, 1995, of the Galactic/TEMPO Sound Partnership follows:


                                     Six months ended        Year ended
                                      March 31, 1996     September 30, 1995
                                       (Unaudited)          (Unaudited)
                                     --------------------------------------
     Current assets                      $982,580               828,804
     Non-current assets                   159,338               186,747
     Current liabilities /(a)/            165,578               101,694
     Partners' capital                    976,340             1,513,857
     Partners' draws                            -              (600,000)
     Revenues /(a)/                       993,756             1,903,178
     Operating expenses                   931,273            (1,289,898)
     Net income                          $ 62,483               613,280
                                     ======================================

     (a) Revenues from subscribers that are billed in advance are recorded as unearned revenue. Unearned revenue included with current liabilities is recognized as income when earned on a pro rata basis as services are provided.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  INVESTMENT IN AND ADVANCE TO DMX-EUROPE N.V. AND SUBSIDIARY.
- ---  -----------------------------------------------------------

     The summarized consolidated balance sheets and operating data for the six months ended March 31, 1996, and the year ended September 30, 1995, of DMX-Europe N.V. and subsidiary follow:

                                               Six months ended
                                                March 31, 1996          Year ended
                                                 (Unaudited)        September 30, 1995
                                               ---------------------------------------
Current assets                                    $  2,218,238             1,989,314
Non-current assets                                   1,768,677             2,109,234
Current liabilities                                  9,384,260             7,705,267
Non-current liabilities                             30,353,903            28,664,046
Partners' equity (deficit)                         (35,759,215)          (32,262,449)
Foreign currency translation reserve                     7,967                (8,316)
Revenues                                               411,442               151,177
Operating expenses                                   9,898,208           (19,864,196)
Net loss                                          $ (9,486,766)          (19,713,019)
                                               =======================================

     DMX-Europe N.V., a Netherlands corporation, and its wholly owned subsidiary, DMX-Europe (UK) Limited, a United Kingdom company, ("DMX-E"), formerly known collectively as, International Cablecasting Technologies Europe N.V., were formed in 1992 by the Company to provide the necessary management, marketing services and operating structure for the launch of Digital Music Express(R) ("DMX(R)"), throughout Europe.

     In 1993, the Company entered into an agreement with TCI-Euromusic, Inc. ("TCI-E"), an affiliate of Tele-Communications, Inc. ("TCI"), for the acquisition of a 49% equity interest in DMX-E through the purchase of 49% of the outstanding common stock of DMX-E for $120,100, in addition to TCI-E's commitment which provided up to $25 million through a credit facility to be used to fund the start-up costs and initial operations of DMX-E. All significant decisions, including the appointment of the Managing Director, issuance of any new debt (other than from TCI-E) and approval of the operating budget and funds required from TCI-E, required approval by 80% of the Board of Directors. Although the Company owned 51% of DMX-E, the Company did not control the Board of Directors or the operations of DMX-E and, accordingly, has accounted for its investment using the equity method. During the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the TCI-E credit facility. Subsequently, in the fourth quarter of the fiscal year ended September 30, 1995 and in the six months ended March 31, 1996, the Company recognized 100% of DMX-E's loss as the operating losses of DMX-E for those periods were and will be funded by the Company .

     Non-current liabilities at March 31, 1996 and September 30, 1995 include principal of $24,436,000 and $24,436,000 and accrued interest of $5,918,000 and $4,228,000, respectively, provided under the credit facility by TCI-E. The $24,436,000 credit facility provided by TCI-E was secured by the assets of DMX-E and partially guaranteed by the Company. Pursuant to the agreement, in the event of default by DMX-E, the Company would become liable for one-half (1/2) of TCI-E's "loss", as defined in the agreement, which may be payable at the option of the Company, in the Company's Common Stock.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  INVESTMENT IN AND ADVANCE TO DMX-EUROPE N.V. AND SUBSIDIARY, CONTINUED.
- ---  ----------------------------------------------------------------------

     On May 17, 1996, DMX Inc. consummated the merger of TCI-Euromusic, Inc. ("TCI-E") pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 between the Company, TCI-E and United Artists Programming International, Inc. ("UAPI"), which provides, among other things, for the merger of TCI-E with and into the Company, with the Company as the surviving corporation (the "Merger"). Pursuant to the terms of the Agreement and the Merger; (i) DMX-E's indebtedness to TCI-E under the credit facility will be canceled and converted into intercompany notes payable to the Company and (ii) each share of TCI-E Common Stock, $1.00 par value, issued and outstanding immediately prior to the effective time of the Merger was converted into approximately 10,841.62 shares of common stock. The Company issued to UAPI, an indirect wholly owned subsidiary of Tele-Communications International, Inc. ("TCI-I"), which is a majority owned subsidiary of Tele-Communications, Inc. ("TCI"), owner of all the outstanding shares of TCI-E. As a result of the merger, the Company acquired the remaining 49% interest in DMX-E and the financial statements of DMX-E will be consolidated with those of the Company. TCI-E, a special purpose company established to hold UAPIs investment in DMX-E, conducted no business activity other than holding the 49% interest in DMX-E and notes due from DMX-E and the Company.

     During the six months ended March 31, 1996 and year ended September 30, 1995, the Company charged DMX-E approximately $552,000 and $3,816,000, respectively, for expenses incurred by the Company on DMX-E's behalf and the Company received no reimbursements from DMX-E for the six months ended March 31, 1996 and $2,262,000 of reimbursements for the year ended September 30, 1995. At March 31, 1996 and September 30, 1995 amounts aggregating $2,596,000 and $2,044,000, respectively, related to those unreimbursed expenses, and were included in the Companys investment in DMX-
     E. During March 1996 and April 1996, the Company was issued redeemable, noncumulative, convertible, preference stock by DMX-Europe (UK) Limited for its advances totaling $9,490,000 at March 31, 1996 and $3,500,000 at September 30, 1995. These funds were used to fund operations and were recorded with the Company's investment in DMX-E in the accompanying consolidated balance sheets. Subsequent to March 31, 1996, the Company purchased an additional $550,000 of preferred stock of DMX-Europe (UK) Limited. The shares give a preferential right to receive a 5% dividend in the event a dividend is declared by DMX-Europe (UK) Limited in priority to ordinary shares and have no voting rights.


(4)  STOCKHOLDERS' (DEFICIT) EQUITY.
- ---  ------------------------------

     STOCK OPTIONS AND COMMITMENTS.
     ------------------------------

     The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  Shares                   Option price
                               ----------    ---------------------------------------
Outstanding options at
 September 30, 1995             4,395,833    $1.95 - $6.25 per share, expiring on
                                             various dates, December 31, 1996 to
                                             July 1, 2006

Expired options                   (15,000)   $4.18 per share

Options issued                    100,000    $2.563 per share, expiring on
                                ---------    various dates in October 2005

Outstanding options at
 March 31, 1996                 4,480,833    $1.95 - $6.25 per share, expiring on
                                =========    various dates, December 1996 to
                                             July 2006.

     At March 31, 1996, options to purchase 3,264,166 shares were exercisable at prices ranging from $1.95 to $6.25 per share, and 2,967,916 of the exercisable options were held by officers and directors of the Company.

     Subsequent to March 31, 1996, an option to purchase 50,000 shares at $2.56 per share was canceled and options to purchase 150,000 shares at $1.95 were exercised.

(5)  PROPERTY AND EQUIPMENT.
- ---- -----------------------

     Property and equipment as of March 31, 1996, and September 30, 1995, consisted of the following:

                                                   March 31, 1996
                                                    (Unaudited)     September 30, 1995
                                                  ------------------------------------
     Furniture and equipment                      $ 2,782,246             2,041,147
     Leasehold improvements                           182,343               186,573
     Studio equipment                               4,053,549             4,041,594
     Music library                                    874,312               845,218
     Computer system                                  530,910               498,411
                                                  ---------------------------------
                                                    8,423,360             7,612,943
      Less accumulated depreciation and
       amortization                                (4,074,300)           (3,276,565)
                                                  ---------------------------------
                                                  $ 4,349,060             4,336,378
                                                  =================================

     At March 31, 1996, studio equipment included approximately $317,000 in equipment, net of accumulated depreciation of $403,000, that is being leased to DMX-E for a monthly fee of approximately $23,000 through May 1996. Lease income related to equipment leased to DMX-E for the six months ended March 31, 1996 and 1995 was $137,520 and $107,610, respectively, and is included in other income.

     Studio equipment for the Company's studio and uplinking facility in Littleton, Colorado of $1,417,500, net of accumulated depreciation of $704,000, at March 31, 1996 was financed under the capital lease obligation with Western Tele-Communications, Inc., a subsidiary of TCI.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  NOTE PAYABLE.
- ---  -------------

     In the February 1996, the Company entered into a six month Promissory Note Agreement ("Note") with TCI Communications, Inc. for $2.5 million. The Note bears interest at the prime rate plus 1%, 9.25%, at March 31, 1996, and is due on August 5, 1996.


(7)  COMMITMENTS AND CONTINGENCIES.
- ---  -----------------------------

     The Company has guaranteed certain contracts of DMX-E related to their uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. A claim under the guaranty of DMX-E's obligation to indemnify British Sky Broadcasting under the uplink services agreement could potentially approximate $l.5 million. The Company has guaranteed certain other obligations of DMX-E. The Company cannot estimate the amount of any potential claims at this time; however, such liabilities could have a material adverse effect upon the financial position and results of operations of the Company.

     As described below in note 8, the Company is exploring its options to fund the expected continuing losses of DMX-E; however, to the extent that outside financing is not available, the Company may terminate the European operations. In such circumstances, claims may be filed under the guarantees discussed above.

     From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, the disposition of such matters is not expected to have a material adverse effect upon the financial position or results of operations of the Company.


(8)  LIQUIDITY AND CAPITAL RESOURCES.
- ---  -------------------------------

     During the six months ended March 31, 1996, the Company generated funds through financing activities that included proceeds of $1.0 million from the sale of its common stock to a director-stockholder and a $2.5 million short term working capital note from TCI. The net decrease in cash of $8.3 million, net of the financing activities, for the six months ended March 31, 1996, was attributed to cash used in investing activities of $7.1 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $4.5 million.

     Management believes that the Company will begin to generate cash from its non European operating activities on a prospective basis and subsequent to March 31, 1996, has reduced operating expenses and capital spending to extend the US operation's working capital. However, the Company will need additional funding to continue to expand and develop the Company's business pursuant to management's current plans and to fund the expected continuing losses of DMX-E. Management believes that the Company has access to additional debt or equity financing sufficient to fund current operations. However, there can be no assurance that such financing will be obtained. In the event such financing is not obtained, management would continue to reduce operating expenses and capital spending as necessary and would consider terminating the European operations as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue, and available working capital.

     Subsequent to March 31, 1996 and concurrent with the close of the merger transaction to acquire the remaining 49% interest in DMX-E, the Company completed a sale of 4.5 million shares of common stock to TCI for $9.0 million of which $5.0 million will be used to pay outstanding debts and accounts payable of DMX and DMX-E. The remaining proceeds from the stock sale to TCI will be used to fund

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     the operations of DMX and DMX-E in the immediate future. During that time, the Company continues to seek other financing arrangements to fund the expected continuing losses of DMX-E. However, to the extent that outside financing is not available, the Company would have to trim operating costs to an extent sufficient to eliminate cash losses. Such measures may require termination of the European operations. In such a circumstance, claims may be filed under the Company's guarantees of certain DMX-E obligations. See
     Note 7 to Consolidated Financial Statements.


(9)  SUBSEQUENT EVENT.
- ---  ----------------

     At March 31, 1996 and at September 30, 1995, the Company did not meet certain requirements for continued listing on The Nasdaq National Market, and will be delisted unless arrangements to meet those requirements can be completed. The Company has requested an extension of time to comply with those requirements, and has also taken steps to qualify for transfer to The Nasdaq SmallCap Market.

                                   DMX INC.
                               AND SUBSIDIARIES
               SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

SUMMARY OF PERFORMANCE.

The net loss for the six months ended March 31, 1996 was $15.2 million, or $0.35 per share, compared to $8.5 million or $0.23 per share, for the six months ended March 31, 1995. The net loss for the three months ended March 31, 1996 was $7.8 million, or $0.18 per share, compared to $4.6 million or $0.12 per share for the three months ended March 31, 1995. The increase in the net loss was attributed to increased operating expenses and increased equity loss of DMX-E. The operating expenses primarily increased due to the Company's expansion of its sales and marketing activity in the commercial arena and the expenses associated with the increased number of music formats to over 90 and the cost of dual illumination. The increase in equity loss of DMX-E was attributed to the Company recording 100% of DMX-E loss for the six and three months ended March 31, 1996 as opposed to 51% of DMX-E loss for the six and three months ended March 31, 1995.

The Company's increase in revenues to $7.6 million for the six months ended March 31, 1996 from $6.0 million for the six months ended March 31, 1995 and the increase in revenues to $4.0 million for the three months ended March 31, 1996 from $3.1 million for the three months ended March 31, 1995, was primarily attributed to the growth in commercial subscribers, since the launch of DMX on the Ku-Band direct broadcast satellite (DBS) in June 1994, and growth in residential subscribers resulting from the launch of DMX on PrimeStar.

RESULTS OF OPERATIONS

REVENUES.
- ---------

Revenues increased $1.6 million, or 26% to $7.6 million for the six months ended March 31, 1996, from $6.0 million for the six months ended March 31, 1995. Revenues increased $886,000, or 29% to $4.0 million for the three months ended March 31, 1996, from $3.1 million for the three months ended March 31, 1995. The increase was primarily attributed to both: i) increased residential subscriber fees resulting from launches by third party distributors in the first fiscal quarter of 1996, third party distribution did not exist during the six or three months ended March 31, 1995; and ii) growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the national accounts and O&O groups. In June, 1994, the Company launched on the Ku-Band satellite which enabled DMX for Business to gain access to nearly 100% of the business marketplace. Concurrent with this launch, the Companys commercial division implemented its national accounts sales program and in May 1995 launched its first owned and operated sales group (O&O) in the Southern California market.

Residential subscriber fees represented approximately 66.9% and 73.8% of total subscriber fee revenue for the six months ended March 31, 1996 and 1995, respectively, and 66.6% and 72.7% of total subscriber fee revenue for the three months ended March 31, 1996 and 1995, respectively. Commercial subscriber fees represented approximately 32.4% and 26.1% of total subscriber fee revenue for the six months ended March 31, 1996 and 1995, respectively, and 32.5% and 27.1% of total subscriber fee revenue for the three months ended March 31, 1996 and 1995, respectively.

OPERATING EXPENSES.
- -------------------

Total operating expenses increased to $13.5 million for the six months ended March 31, 1996 from $10.3 million for the six months ended March 31, 1995, and to $6.9 million for the three months ended March 31, 1996 from $5.3 million for the three months ended March 31, 1995. The increase of $3.2 million for the six months ended March 31, 1996 and $1.6 million for the three months ended March 31, 1996 was primarily attributed to the increased sales and marketing activity and studio and programming expenses. Increased

                                   DMX INC.
                               AND SUBSIDIARIES
               SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 1996

sales and marketing activity resulted from the expansion of the national accounts sales program and the O&O sales group. Increased studio and programming expenses resulted from the increased music formats from 69 to over 90 channels, and increased satellite and uplink costs due to double illumination in December 1995 through February 1996, as the company migrated from the AT&T Telstar 401 Ku-band satellite to the AT&T Telstar 402R Ku-band satellite. The double illumination terminated on February 28, 1996.

General and Administrative Expenses.

General and administrative expenses increased $473,000 to $2.8 million for the six months ended March 31, 1996 from $2.3 million for the six months ended March 31, 1995. The net increase was primarily attributed to an increase in personnel cost of $336,000 which included an increased performance bonus paid to the Chairman, a transfer of an executive and related salary from sales and marketing to general and administrative, and increases due to additional staff. The remaining net increases represented increased accounting and consultant expenses of $70,000 and general office expense of $24,000 due to the expansion and growth of the Company; and public relations and printing expenses of $34,000 due to increased business development activities. These increases in expenses were offset by a reduction in occupancy expense of $35,000 which resulted from the negotiation of favorable lease terms.

General and administrative expenses of $1.3 million for the three months ended March 31, 1996 was comparable to general and administrative expenses of $1.3 million for the three months ended March 31, 1995.

Sales and Marketing Expenses.

Sales and marketing expenses increased to $4.7 million for the six months ended March 31, 1996 from $2.9 million for the six months ended March 31, 1995. The increase of $1.8 million primarily represented increased salaries and commissions of $857,000 from the increased sales and marketing activities of the Companys commercial division and in the building of the sales and support staff for the national account sales program and the O&O group.

Other sales and marketing expense increases represented: increased office, rent and telephone of $216,000, which primarily related to the commercial division expansion; increased travel and entertainment of $218,000, and conventions and conferences of $106,000, reflecting growth in the sales force and direct marketing activities for both the residential and commercial divisions; and increased expenses of $144,000 for consultants who were involved with the development of the Company's DMX-Disc sales program and development and launch of the DMX-Direct sales program in October 1995. In addition, the Company incurred warranty service costs of $127,000 related to new equipment sold by the commercial division.

Sales and marketing expenses increased to $2.4 million for the three months ended March 31, 1996 from $1.5 million for the three months ended March 31, 1995. The $944,000 increase primarily represented the increased salaries and commissions of $360,000 arising from the increased sales and marketing activities in the Company's commercial division and in the building of the sales and support staff for the continued expansion of the national account sales program and the O&O group.

Other sales and marketing expense increases represented: increased travel and entertainment of $109,000 and conventions and conferences of $28,000, reflecting growth in the sales force and direct marketing activities for both the residential and commercial divisions; increased expenses of $77,000 for consultants who were involved with the development and launch of the Company's DMX-Direct sales program in October 1995 and the continued development of the DMX-Disc sales program; increases in other related expenses totaling $96,000, representing increased office, rent and telephone expenses; and warranty cost increases of $112,000 resulting from increased equipment sales.

                                   DMX INC.
                               AND SUBSIDIARIES
               SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 1996

Studio and Programming Expenses.

Studio and programming expenses increased to $4.5 million for the six months ended March 31, 1996 from $3.8 million for the six months ended March 31, 1995. The $744,000 net increase was primarily attributed to an increase in music rights of $334,000 commensurate with the growth in subscribers and fee revenue and increased uplink and satellite cost of $236,000 representing the cost of double illumination as the Company migrated from the Telstar AT&T 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite. The remainder of the net increase of $174,000 represented increased salaries, program consultant expenses and other direct costs related to the Companys increase in music formats from approximately 69 to over 90 over the last year and DMX-Disc production cost incurred to establish the new DMX-Disc product line.

Studio and programming expenses increased to $2.4 million for the three months ended March 31, 1996 from $1.9 million for the three months ended March 31, 1995. The net increase of $496,000 was primarily attributed to an increase in music rights of $167,000 commensurate with the growth in subscribers and fee revenue and increased uplink and satellite cost of $279,000 representing double illumination as the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite. The remainder of the net increase of $50,000 represented increased programming costs as the Company now maintains over 90 formats, and DMX-production cost incurred to establish the new DMX-Disc product line.

Equity in Loss of DMX-E.

The equity in loss of DMX-E increased to $9.5 million for the six months ended March 31, 1996 from $4.6 million for the six months ended March 31, 1995. The increase in the equity loss of DMX-E was primarily attributed to the Company recording 100% of DMX-E loss for the six months ended March 31, 1996 as opposed to 51% of DMX-E loss for the six months ended March 31, 1995.

During the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the TCI-E credit facility and therefore losses funded by the Company in excess of its guaranteed portion of the debt were recognized by the Company. During the six months ended March 31, 1996 the Company funded operating losses of DMX-E and accordingly 100% of DMX-E loss for the quarter was recorded by the Company.

The equity in loss of DMX-E increased to $5.0 million for the three months ended March 31, 1996 from $2.5 million for the three months ended March 31, 1995. The increase of $2.5 million was primarily attributed to the Company recording 100% of DMX-E loss for the three months ended March 31, 1996, as opposed to 51% of DMX-E loss for the second fiscal quarter ended March 31, 1995.

Summary of Performance of DMX-E.

DMX-E's net loss for the six months ended March 31, 1996 was $9.5 million compared to $8.8 million for the six months ended March 31, 1995. The increase in the net loss was primarily attributed to increased rental expense associated with the satellite audio subcarriers on the ASTRA satellite system to provide 62 music channels for the European direct-to-home (DTH) distribution of DMX, provisions for subscriber and management fees to cover the administrative costs of processing DTH customers in Europe and increased interest expense on the debt which financed the development of operations of DMX-E. The net increase in loss was offset by increased subscriber revenue earned after the European DTH launch in September 1995, the reduction in transponder rentals resulting from the transfer of the transatlantic satellite transmissions from Intelsat to TDRSS and the reduction in research and development and engineering expense as DMX-E infrastructure was completed. Prior to the launch of the DTH services in September 1995 on ASTRA in Germany, Austria and Switzerland, which marked the start of the Pan European DTH launch, DMX-Es resources were primarily used for technological, legal and administrative expenses to develop the necessary infrastructure.

                                   DMX INC.
                               AND SUBSIDIARIES
               SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES.

During the six months ended March 31, 1996, the Company generated funds through financing activities that included proceeds of $1.0 million from the sale of its common stock to a director-stockholder and a $2.5 million short term working capital note from TCI. The net decrease in cash of $8.3 million, net of the financing activities, for the six months ended March 31, 1996, was attributed to cash used in investing activities of $7.1 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $4.5 million.

Management believes that the Company will begin to generate cash from its non European operating activities on a prospective basis and subsequent to March 31, 1996, has reduced operating expenses and capital spending to extend the US operation's working capital. However, the Company will need additional funding to continue to expand and develop the Company's business pursuant to management's current plans and to fund the expected continuing losses of DMX-E. Management believes that the Company has access to additional debt or equity financing sufficient to fund current operations. However, there can be no assurance that such financing will be obtained. In the event such financing is not obtained, management would continue to reduce operating expenses and capital spending as necessary and would consider terminating the European operations as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue, and available working capital.

Subsequent to March 31, 1996 and concurrent with the close of the merger transaction to acquire the remaining 49% interest in DMX-E, the Company completed a sale of 4.5 million shares of common stock to TCI for $9.0 million of which $5.0 million will be used to pay outstanding debts and accounts payable of DMX and DMX-E. The remaining proceeds from the stock sale to TCI will be used to fund the operations of DMX and DMX-E in the immediate future. During that time, the Company continues to seek other financing arrangements to fund the expected continuing losses of DMX-E. However, to the extent that outside financing is not available, the Company may terminate the European operations. In such circumstances, claims may be filed under the Companys guarantees of certain DMX-E obligations. See Note 7 to Consolidated Financial Statement.

To the extent that this Quarterly Report contains forward looking statements with respect to the financial condition, results of operations or business of the Company, such statements involve risks and uncertainties including but not limited to those factors described above and those described in the Company's Annual Report on Form 10-K (10-K) for the year ended September 30, 1995 and the Proxy Statement filed with the SEC on January 12, 1996 and February 12, 1996 respectively. The foregoing is not a complete description of the Company's business or the risks associated with an investment in the Company. A more complete discussion of these items can be found in the 10-K under the heading Business, and in the Proxy Statement under the headings The Merger and Information concerning DMX-E.


RECENT DEVELOPMENTS.

At March 31, 1996 and at September 30, 1995, the Company did not meet certain requirements for continued listing on The Nasdaq National Market, and will be delisted unless arrangements to meet those requirements can be completed. The Company has requested an extension of time to comply with those requirements, and has also taken steps to qualify for transfer to The Nasdaq SmallCap Market.

                           PART II-OTHER INFORMATION
                           -------------------------

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

         NONE.


ITEM 2.  CHANGES IN SECURITIES
- -------  ---------------------

         NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- -------  -------------------------------

         NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

     On March 12, 1996, a special meeting of stockholders of DMX Inc. was held. The matters that were considered and voted upon collectively at the meeting were
(i) the Agreement and Plan of Merger, dated as of August 28, 1995, as amended as of November 1, 1995 and January 17, 1996, ("the Agreement") among the Company, TCI-Euromusic, Inc. ("TCI-E") and United Artist Programming International, Inc. ("UAPI"); (ii) the merger of TCI-E with and into the Company upon terms and subject to the conditions set forth in the Agreement; (iii) the issuance of shares of the Company's common stock to UAPI pursuant to the terms of the Agreement; and (iv) the other transactions contemplated by the Agreement.

     There were 32,525,085 shares represented by properly executed proxies out of 43,594,970 shares outstanding and entitled to vote. 30,047,814 shares in favor, 219,804 shares against and 1,045,804 shares abstained. There were 1,211,663 broker non-votes with respect to this proposal.


ITEM 5.  OTHER INFORMATION
- -------  -----------------


ACQUISITION OR DISPOSITION OF ASSETS.

     On May 17, 1996, DMX Inc. consummated the merger of TCI-Euromusic, Inc. ("TCI-E") pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 between the Company, TCI-E and United Artists Programming International, Inc. ("UAPI"), which provides, among other things, for the merger of TCI-E with and into the Company, with the Company as the surviving corporation (the "Merger"). Pursuant to the terms of the Agreement and the Merger; (i) DMX-E's indebtedness to TCI-E under the Notes will be canceled and converted into intercompany notes payable to the Company and (ii) each share of TCI-E Common Stock, $1.00 par value, issued and outstanding immediately prior to the effective time of the Merger was converted into approximately 10,841.62 shares of common stock. The Company issued to UAPI, an indirect wholly owned subsidiary of Tele-Communications International, Inc. ("TCI-I"), which is a majority owned subsidiary of Tele-Communications, Inc. ("TCI"), owner of all the outstanding shares of TCI-E.

     As a result of the Merger and other transactions described below which occurred concurrent with the merger close on May 17, 1996, UAPI and TCI and its affiliates collectively own 45% of the issued and outstanding shares of Common Stock of the Company as of May 17, 1996.

     Concurrent with the close of the Merger on May 17, 1996, the Company issued 4,500,000 shares of common stock to TCI and received $9 million.


FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.

     TCI-E, a special purpose company established to hold the investment in DMX-E, conducts no business activity and only holds the 49% interest in DMX-E and notes due from DMX-E and the Company. As

                           PART II-OTHER INFORMATION
                           -------------------------

a result of the merger, the Company will own 100% of DMX-E and DMX-E's financial statements will be consolidated with those of the Company.

     The audited consolidated financial statements of DMX-E as of September 30, 1995 and 1994 and for each of the years in the three year period ended September 30, 1995 and the independent auditors' report thereon was included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995 and is incorporated herein by reference.


DMX INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma condensed consolidated balance sheet of the Company includes the unaudited amounts reported by the Company as of March 31, 1996 in its Form 10-Q herein, the unaudited amounts included in the consolidated financial statements of DMX-E as of March 31, 1996 and the unaudited amounts of TCI-E as of March 31, 1996. In addition, the Unaudited Pro Forma Condensed Consolidated Balance Sheet includes the issuance of 4.5 million shares of common stock to TCI for $9 million which closed on May 17, 1996.

The Company owned a 51% interest in DMX-E and as a result of the Merger which closed on May 17, 1996, acquired the remaining 49% interest by merger of TCI-Euromusic, Inc. with and into the Company. TCI-E, a special purpose company established to hold UAPI's investment in DMX-E, conducts no business activity other than holding the 49% interest in DMX-E and Notes due from DMX-E and the Company. As a result of the Merger, DMX-E's financial statements will be consolidated with those of the Company. To enhance the clarity of the pro forma effects of the Merger, the pro forma balance sheet includes adjustments that reflect the acquisition of TCI-E and the elimination of the intercompany balances.

The unaudited pro forma condensed consolidated statement of operations for the six months ended March 31, 1996 includes the unaudited amounts reported by the Company for the six months ended March 31, 1996, as reported in its Form 10-Q herein, and includes the unaudited amounts in the consolidated financial statements of DMX-E and subsidiary and for the six months ended March 31, 1996. The unaudited pro forma condensed consolidated statement of operations for the periods noted present the results of operations of the Company assuming the Merger had been consummated as of the beginning of the period indicated.

The unaudited pro forma condensed consolidated statement of operations for the year ended September 30, 1995 includes the audited amounts reported by the Company for the year ended September 30, 1995, as reported in its Form 10-K, and includes the audited amounts in the consolidated financial statements of DMX-E and subsidiary and for the year ended September 30, 1995, as reported by the Company in its Form 10-K for the fiscal year ended September 30, 1995. The unaudited pro forma condensed consolidated statement of operations for the periods noted present the results of operations of the Company assuming the Merger had been consummated as of the beginning of the period indicated.

The unaudited pro forma condensed consolidated financial statements have been prepared by the Company and all calculations have been made based upon assumptions deemed appropriate. Certain of these assumptions are set forth under the notes to the unaudited pro forma condensed consolidated financial statements. The unaudited pro forma condensed consolidated financial statements were prepared utilizing the accounting policies of the Company as outlined in its historical financial statements and reflect preliminary allocations of the purchase price which may be subject to further adjustments as the Company finalizes the allocation of the purchase price in accordance with generally accepted accounting principles.

The unaudited pro forma financial information does not purport to be indicative of the results of operations or the financial positions which would have actually been obtained if the acquisition had been consummated on the date indicated. In addition, the unaudited pro forma financial information does not purport to be indicative of results of operations or financial information which may be achieved in the future.

The unaudited pro forma financial information should be read in conjunction with the Company's and DMX-E's historical financial statements and notes thereto reported by the Company in its March 31, 1996 Form 10-Q herein and September 30, 1995 Form 10-K.

                           DMX INC. AND SUBSIDIARIES
           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996

                                                     DMX             TCI-              DMX-          Pro Forma
                                                     Inc.       Euromusic Inc.      Europe N.V.    Adjustments        Consolidated
                                                 -------------  --------------    --------------  -------------      --------------
Assets
Current Assets:
  Cash and cash equivalents                      $     272,488    $          -    $     18,212    $  9,000,000(7)    $   9,290,700
  Securities held to maturity                                -               -               -               -                   -
  Prepaid expenses                                     582,429               -         830,597               -           1,413,026
  Accounts Receivable, net                           4,310,052               -         924,587               -           5,234,639
  Due from DMX Inc.                                          -         205,571               -          (4,481)(1)               -
                                                                                                     ( 201,090)(1)               -
  Accrued interest due from DMX-Europe                       -       5,944,813               -         (26,910)(1)               -
                                                                                                    (5,917,903)(3)               -
  Allowance for accrued interest                             -      (3,774,785)              -       3,774,785(1)                -
                                                 -------------    ------------    ------------    ------------       -------------
Total current assets                                 5,164,969       2,375,599       1,773,396       6,624,401          15,938,365

Investment in Galactic/Tempo                           488,170               -               -               -             488,170
Property and equipment, net                          4,349,060               -       1,768,677               -           6,117,737
Other assets                                           295,492               -         444,841               -             740,333
Note receivable - DMX-E                                      -      24,436,000               -     (24,436,000)(3)               -
Goodwill                                                     -               -               -      10,854,699(1)       10,854,699
                                                 --------------   ------------    ------------    ------------       -------------
Total Assets                                     $  10,297,691    $ 26,811,599    $  3,986,914    $ (6,956,900)      $  34,139,304
                                                 =============    ============    ============   ===============     =============

LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                               $   1,470,445    $          -    $  5,002,915    $          -       $   6,473,360
  Accrued liabilities                                2,782,455               -       1,785,186               -           4,567,641
  Amounts due to Related parties                     2,500,000               -       2,596,157      (2,596,157)(3)       2,500,000
  Notes payable to related parties                     201,090               -               -        (201,090)(1)               -
  Current portion of capital lease obligation          349,191               -               -               -             349,191
                                                 -------------    ------------    ------------    ------------       -------------
Total current liabilities                            7,303,181               -       9,384,258      (2,797,247)         13,890,192

Note payable - TCI-E                                         -               -      30,353,903     (30,353,903)(3)               -
Royalties payable                                    1,540,657               -               -               -           1,540,657
Deferred revenue                                       318,977               -               -               -             318,977
Capital lease obligation                             1,346,325               -               -               -           1,346,325
Investment in DMX-Europe                            18,814,752      22,172,114               -      (7,831,776)(1)               -
                                                                                                     2,596,157(3)                -
                                                                                                   (35,751,247)(4)               -
STOCKHOLDER'S EQUITY (DEFICIT)
  Common Stock                                         441,806           1,000         245,100         108,416(1)                -
                                                                                                        (1,000)(2)               -
                                                                                                      (245,100)(4)               -
                                                                                                        45,000(7)          595,222

  Paid-in capital                                  100,480,560      24,677,000               -      26,995,644(1)                -
                                                                                                   (24,677,000)(2)               -
                                                                                                     8,955,000(7)      136,431,204

Preferred Stock                                              -               -       9,490,000      (9,490,000)(4)               -

  Accumulated deficit                             (119,413,237)    (20,038,515)    (45,494,314)     20,038,515(2)                -
                                                                                                    45,494,314(4)     (119,413,237)
  Treasury stock                                      (578,003)              -               -               -            (578,003)
  Translation reserve                                   42,673               -           7,967         (34,706)(1)               -
                                                                                                        (7,967)(4)           7,967
                                                 -------------    ------------    ------------    ------------       -------------
Net stockholders' equity (deficit)                 (19,026,201)      4,639,485     (35,751,247)     67,181,116          17,043,153
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $  10,297,691    $ 26,811,599    $  3,986,914    $ (6,956,900)      $  34,139,304
                                                 =============    ============    ============    ============       =============

See accompanying notes to unaudited pro forma condensed consolidated financial statements

                           DMX INC. AND SUBSIDIARIES
               UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                    FOR THE SIX MONTHS ENDED MARCH 31, 1996

                                                                DMX-           DMX-           Pro Forma
                                                                Inc.        Europe N.V.      Adjustments          Consolidated
                                                           ------------     -----------      -----------        ---------------
REVENUES:

Subscriber fee revenues, related party                     $  4,353,559     $         -     $         -            $  4,353,559
Subscriber fee revenues, other                                3,159,978         411,441               -               3,571,419
Other revenue, net                                              119,226               -               -                 119,226
                                                           ------------     -----------     -----------            ------------
                                                              7,632,763         411,441               -               8,044,204
OPERATING EXPENSES:

General and administrative                                    2,779,077       1,415,051               -               4,194,128
Sales and marketing                                           4,696,127       1,700,315               -               6,396,442
Studio and programming                                        4,505,277       4,418,707        (137,520)/(3)/         8,786,464
Research and development                                        416,912         206,276               -                 623,188
Stock bonus and options compensation                            274,854               -               -                 274,854
Depreciation and amortization                                   805,762         444,700               -               1,250,462
Amortization of goodwill                                              -               -         313,614/(5)/            313,614
                                                           ------------     -----------     -----------            ------------
                                                             13,478,009       8,185,049         176,094              21,839,152

                 Net operating loss                          (5,845,246)     (7,773,608)       (176,094)            (13,794,948)

OTHER INCOME (EXPENSE):

Equity earnings in Galactic/TEMPO Sound                          31,241               -               -                  31,241
Equity in loss of DMX-Europe                                 (9,486,767)              -       9,486,767/(4)/                  -
Interest income                                                  74,633          14,427               -                  89,060
Interest expense                                               (100,042)     (1,727,584)      1,689,857/(6)/           (137,769)
Other income, net                                               137,080               -        (137,520)/(3)/              (440)
                                                           ------------     -----------     -----------            ------------
                                                             (9,343,855)     (1,713,157)     11,039,104                 (17,908)

Net loss                                                   $(15,189,101)    $(9,486,765)    $10,863,010            $(13,812,856)
                                                           ============     ===========     ===========            ============

Loss per share                                             $      (0.35)                                           $      (0.25)
                                                           ============                                            ============

Weighted average number of shares                            43,727,048                      10,841,624              54,568,672
                                                           ============                     ===========            ============

See accompanying notes to unaudited pro forma condensed consolidated financial statements

                           DMX INC. AND SUBSIDIARIES
               UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995

                                               DMX             DMX-                 Pro Forma
                                               Inc.          Europe N.V.           Adjustments          Consolidated
                                          ------------      ------------           -------------       -------------
REVENUES:

Subscriber fee revenues, related party    $  7,695,978      $         -            $          -        $  7,695,978
Subscriber fee revenues, other               4,920,380          151,176                       -           5,071,556
Other revenue, net                             157,026                -                       -             157,026
                                          ------------      -----------            ------------        ------------
                                            12,773,384          151,176                       -          12,924,560
OPERATING EXPENSES:

General and administrative                   5,511,615        3,117,943                       -           8,629,558
Sales and marketing                          7,438,023        3,259,442                       -          10,697,465
Studio and programming                       7,773,759        8,148,891                (245,130)/(3)/    15,677,520
International development                      168,629                -                       -             168,629
Research and development                       725,164        1,974,508                       -           2,699,672
Stock bonus and options compensation           549,708                -                       -             549,708
Depreciation and amortization                1,341,775          541,678                       -           1,883,453
Amortization of goodwill                             -                -                 627,228/(5)/        627,228
                                          ------------      -----------            ------------        ------------
                                            23,508,673       17,042,462                 382,098          40,933,233

                 Net operating loss        (10,735,289)     (16,891,286)               (382,098)        (28,008,673)

OTHER INCOME (EXPENSE):

Equity earnings in Galactic/TEMPO Sound        306,640                -                       -             306,640
Equity in loss of DMX-Europe               (13,271,599)               -              13,271,599/(4)/              -
Interest income                                282,234           54,519                       -             336,753
Interest expense                              (208,694)      (2,876,252)              2,873,525/(6)/       (211,421)
Other income, net                              547,179                -                (245,130)/(3)/       302,049
                                          ------------      -----------            ------------        ------------
                                           (12,344,240)      (2,821,733)             15,899,994             734,021

Net loss                                  $(23,079,529)    $(19,713,019)           $ 15,517,896        $(27,274,652)
                                          ============     ============            ============        ============

Loss per share                            $      (0.60)                                                $      (0.55)
                                          ============                                                 ============

Weighted average number of shares           38,505,107                               10,841,624          49,346,731
                                          ============                             ============        ============

See accompanying notes to unaudited pro forma condensed consolidated financial statements

                           PART II-OTHER INFORMATION
                           -------------------------


NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE (1) To Record the purchase of net assets of TCI-E by the issuance of 10,841,624 shares of the Company's common stock at $2.50 per share for purchase price of $27,104,060.

Goodwill is calculated as the purchase price less the fair value or realizable value of TCI-E net assets acquired as follows:

Purchase Price                                                                                              $ 27,104,060
Less Book Value of TCI-E Net Assets Acquired                                                                  (4,639,485)
                                                                                                            ------------
Purchase price adjustments:

To adjust the investment in DMX-E for losses to date recorded by TCI-E, which were also recognized by DMX Inc. based on modified equity
 method of accounting                                                                    $(7,831,776)

To reverse allowance for uncollectable interest recorded by TCI-E at
 49% of the interest accrued on the notes receivable                                      (3,774,785)

To establish a foreign currency translation reserve not recorded by TCI-E                    (34,706)

To adjust the interest receivable from DMX-E recorded by TCI-E to agree
 to the amount that will be realized as stated in the accounts of DMX-E                       26,910

To adjust note receivable from DMX Inc. recorded by TCI-E to the amount
 that will be realized as stated in the accounts of DMX Inc.                             $     4,481         (11,609,876)
                                                                                         ------------       ------------
Goodwill                                                                                                    $ 10,854,699
                                                                                                            ============


NOTE (2)  Adjustment to eliminate equity of TCI-E.

NOTE (3)  Adjustment to eliminate the inter-company amounts.

NOTE (4)  Adjustment to consolidate DMX-Europe and TCI-E.

NOTE (5) Adjustment to record amortization of goodwill over a twenty year period, which resulted from the purchase transaction.

NOTE (6)  Adjustment to eliminate interest expense on intercompany debt.

NOTE (7) To record issuance of 4.5 million shares of common stock to TCI at $2.00 per share for a purchase price of $9,000,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

         NONE.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DMX INC.
                                             (Registrant)


By:  /s/ JEROLD H. RUBINSTEIN                              Date:  May 20, 1996
     Chairman of the Board and
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                Date                  Title
        ---------                ----                  -----
 /s/ JEROLD H. RUBINSTEIN     May 20, 1996    Chairman of the Board and
                                              Chief Executive Officer


 /s/ J. WENDY KIM             May 20, 1996    Chief Financial Officer and
                                              Corporate Secretary