Form 10-Q/A
period 1996-03-31
DMX INC
filed 1996-07-01
CIK 865745

     As filed with the Securities and Exchange Commission on July 1, 1996
                                                                 ----

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q/A


[X] FIRST AMENDMENT TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


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


                            ________________________


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      -----

  At March 29, 1996, the Registrant had 44,094,970 shares of its Common Stock outstanding, excluding 85,630 shares held as Treasury Stock.


Total number of pages in this report, including cover page is  4.
                                                              ----

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DMX INC.
                                             (Registrant)


By:  /s/ JEROLD H. RUBINSTEIN                              Date:  July 1, 1996
     Chairman of the Board and
     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



        Signature                Date                  Title
        ---------                ----                  -----
 /s/ JEROLD H. RUBINSTEIN    July 1, 1996     Chairman of the Board and
                                              Chief Executive Officer


 /s/ J. WENDY KIM            July 1, 1996     Chief Financial Officer and
                                              Corporate Secretary

                                 EXHIBIT INDEX



Exhibit No.          Description of Exhibit
- -----------          ----------------------
    27               Financial Data Schedule