Form 10-Q
period 1996-06-30
DMX INC
filed 1996-08-14
CIK 865745

    As filed with the Securities and Exchange Commission on August 14, 1996


                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996


                                       OR


[   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

       For the transition period from _______________  to _______________



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


                            ________________________


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]  NO  [   ]

  At June 28, 1996, the Registrant had 59,586,594 shares of its Common Stock outstanding, excluding 85,630 shares held as Treasury Stock.


Total number of pages in this report, including the cover page, is: 17

                                    PART I.

Item 1. Financial Statements

                                   DMX INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1996
                 WITH COMPARATIVE FIGURES AT SEPTEMBER 30, 1995

           ASSETS                          June 30, 1996                    September 30, 1995
                                          ---------------                   ------------------
                                            (Unaudited)
Current assets:
 Cash and cash equivalents                  $   3,158,093                        8,622,119
 Securities held to maturity                            -                          165,000
 Prepaid expenses                                 923,159                          112,281
 Equipment inventory                              802,990                          264,895
 Accounts receivable:
  Trade related party                           2,149,121                        1,876,453
  Other trade                                   5,014,925                        1,893,020
  Other                                                 -                           45,692
  Allowance for doubtful accounts                (856,802)                        (856,802)
                                            -------------                    -------------
  Receivables - net                             6,307,244                        2,958,363
                                            -------------                    -------------

      Total current assets                     11,191,486                       12,122,658

Investment in Galactic/TEMPO
 Sound (note 3)                                   414,500                          456,929
Property and equipment, net
 (note 6)                                       6,069,427                        4,336,378
Other assets                                      105,132                          166,419
Goodwill, net                                  10,350,603                                -
                                            -------------                    -------------
          TOTAL ASSETS                      $  28,131,148                       17,082,384
                                            =============                    =============

    LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                           $   6,808,629                        1,182,878
 Accrued liabilities                            6,029,482                        1,449,938
 Note payable to bank                                   -                           45,000
 Note payable                                           -                          201,090
 Current portion of capital                       404,688                          371,136
  lease obligations
 Other Liabilities                                212,730                                -
                                            -------------                    -------------
     Total current liabilities                 13,455,529                        3,250,042

Deferred revenue                                  289,285                          376,395
Royalty payable                                 1,686,468                        1,251,983
Investment in DMX-Europe                                -                       15,886,116
 N.V. (note 4)
Capital lease obligations                       1,472,432                        1,446,085

Stockholders' equity (deficit):
 Common Stock, $.01 par value.  Authorized
  100,000,000 shares; issued 59,672,224
  shares at June 30, 1996 and 43,680,600
  shares at September 30, 1995                    596,722                          436,806
 Paid-in capital                              136,620,832                       99,210,706
 Accumulated deficit                         (125,366,836)                    (104,224,136)
 Foreign currency translation
  reserve                                         (45,281)                          26,390
 Treasury stock, 85,630
  shares, at cost                                (578,003)                        (578,003)
                                            -------------                    -------------

    Net stockholders' equity (deficit)         11,227,434                       (5,128,237)


Commitments and
 contingencies (note 8)                                 -                                -

    TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY (DEFICIT)          $  28,131,148                       17,082,384
                                            =============                    =============

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                       1996                              1995
                                                                   ------------                      ------------
Revenues:
 Subscriber fee revenues - related party                           $  6,648,371                         6,052,483
 Subscriber fee revenues - other                                      5,255,283                         3,259,029
 Other revenue, net                                                     287,627                            94,287
                                                                   ------------                      ------------
                                                                     12,191,281                         9,405,799

Operating expenses:
 General and administrative                                           4,485,705                         3,448,574
 Sales and marketing                                                  7,039,837                         5,148,621
 Studio and programming                                               7,671,586                         5,723,225
 International development                                                  868                           166,020
 Research and development                                               623,842                           516,275
 Compensation for Stock Options                                         412,281                           412,281
 Depreciation and amortization                                        1,413,479                           964,732
                                                                   ------------                      ------------
                                                                     21,647,598                        16,379,728

    Net operating loss                                               (9,456,317)                       (6,973,929)

Other income (expense):
 Galactic/TEMPO Sound                                                   107,571                           249,215
 Equity in loss of DMX-E                                            (11,853,686)                       (6,990,709)
 Interest income                                                         95,720                           256,467
 Interest expense                                                      (190,742)                         (159,252)
 Other income (expense), net                                            154,754                           (51,483)
                                                                   ------------                      ------------
                                                                    (11,686,383)                       (6,695,762)

    Net loss                                                       $(21,142,700)                      (13,669,691)
                                                                   ============                      ============

Loss per share                                                     $       (.46)                             (.36)
                                                                   ============                      ============

Weighted average number of shares                                  $ 46,308,220                        37,780,968
                                                                   ============                      ============

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996                               1995
                                                                   -----------                        ----------
Revenues:
 Subscriber fee revenues - related party                           $ 2,294,812                         2,132,394
 Subscriber fee revenues - other                                     2,095,306                         1,148,212
 Other revenue, net                                                    168,403                            90,892
                                                                   -----------                        ----------
                                                                     4,558,521                         3,371,498

Operating expenses:
 General and administrative                                          1,706,629                         1,145,500
 Sales and marketing                                                 2,343,412                         2,202,871
 Studio and programming                                              3,166,609                         1,962,137
 International development                                                 868                            93,706
 Research and development                                              206,930                           220,016
 Compensation expense for Stock Options                                137,427                           137,427
 Depreciation and amortization                                         607,716                           334,305
                                                                   -----------                        ----------
                                                                     8,169,591                         6,095,962

    Net operating loss                                              (3,611,070)                       (2,724,464)

Other income (expense):
 Galactic/TEMPO Sound                                                   76,330                           104,479
 Equity in loss of DMX-E                                            (2,366,919)                       (2,427,506)
 Interest income                                                        21,086                           119,727
 Interest expense                                                      (90,699)                          (51,946)
 Other income (expense), net                                            17,673                          (150,097)
                                                                   -----------                        ----------
                                                                    (2,342,529)                       (2,405,343)

    Net loss                                                       $(5,953,599)                       (5,129,807)
                                                                   ===========                        ==========

Loss per share                                                     $      (.12)                             (.13)
                                                                   ===========                        ==========

Weighted average number of shares                                   51,671,128                        39,580,600
                                                                   ===========                        ==========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM SEPTEMBER 30, 1994 TO JUNE 30, 1996



                                        Common Stock                                                  Foreign
                               ----------------------------                                           currency
                                  Number of                   Paid in       Accumulated   Treasury   translation
                                   shares      Amount         capital         deficit      stock       reserve        Total
                               ---------------------------------------------------------------------------------------------
Balance at September 30, 1994     36,280,600  $362,806   $ 81,543,456   $ (81,144,607)  $(578,003)  $       -   $    183,652

Issuance of common stock           7,400,000    74,000     17,188,500               -           -           -     17,262,500

Cost of issuance                           -         -        (70,958)              -           -           -        (70,958)

Accrued compensation                       -         -        549,708               -           -           -        549,708

Foreign currency translation
 reserve                                   -         -              -               -           -      26,390         26,390


Net loss                                   -         -              -     (23,079,529)          -           -    (23,079,529)
                               ---------------------------------------------------------------------------------------------

Balance at September 30, 1995     43,680,600  $436,806   $ 99,210,706   $(104,224,136)  $(578,003)   $ 26,390   $ (5,128,237)

Issuance of common stock
 (unaudited)                      15,991,624   159,916     36,997,845               -           -           -     37,157,761


Accrued compensation                       -         -        412,281               -           -           -        412,281
 (unaudited)

Foreign currency translation
 reserve (unaudited)                       -         -              -               -           -     (71,671)       (71,671)


Net loss (unaudited)                       -         -              -     (21,142,700)          -           -    (21,142,700)
                               ---------------------------------------------------------------------------------------------
Balance at June 30, 1996
 (unaudited)                      59,672,224  $596,722   $136,620,832   $(125,366,836)  $(578,003)   $(45,281)  $ 11,227,434
                               =============================================================================================

See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                  1996             1995
                                              ------------      -----------
Cash flows from operating activities:
 Net loss                                     $(21,142,700)     (13,669,691)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                 1,413,479          964,732
    Dividend from Galactic/TEMPO Sound             150,000          300,000
   Equity in earnings of Galactic/TEMPO
    Sound                                         (107,571)        (249,215)
   Equity in loss of DMX-Europe N.V.            11,853,686        6,990,709
   Compensation expense for stock options          412,281          412,281
   (Increase) decrease  in prepaid
    expenses and inventory                        (827,469)         127,768
   Increase in receivables                      (1,995,712)      (1,018,490)
   Decrease (increase) in other assets              64,801          (45,856)
   Decrease  in deferred revenue                   (87,110)         (13,391)
   Increase in royalty payable                     434,485          402,787
   Increase (decrease) in accounts
    payable and accrued liabilities              2,369,520         (350,214)
                                              ------------      -----------
    Net cash used in operating activities       (7,462,310)      (6,148,580)
                                              ------------      -----------

Cash flows from investing activities:
 Purchase of property and equipment, net        (1,050,754)        (626,591)
 Advances to DMX-Europe N.V., net                 (681,846)               -
 Investment in preferred stock of
  DMX-Europe (UK) Limited                       (6,440,000)               -
 Proceeds from securities held to
  maturity                                         165,000        2,064,738
                                              ------------      -----------

    Net cash (used in) provided by
       investing activities                     (8,007,600)       1,438,147
                                              ------------      -----------
Cash flows from financing activities:
 Issuance of common stock, net                  10,346,094        6,964,074
 Repayment of note payable to bank                 (45,000)        (180,000)
 Repayment of note payable                               -         (136,090)
 Repayment of principal portion of
  capital lease obligation                        (295,210)        (212,541)
                                              ------------      -----------

    Net cash provided by financing
       activities                               10,005,884        6,435,443
                                              ------------      -----------

Net (decrease) increase in cash and
 cash equivalents                               (5,464,026)       1,725,010
                                              ------------      -----------
Cash and cash equivalents, beginning of
 period                                          8,622,119        3,483,620
                                              ------------      -----------

Cash and cash equivalents, end of period      $  3,158,093        5,208,630
                                              ============      ===========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)  BASIS OF PRESENTATION.
- --------------------------

     The accompanying consolidated balance sheets of DMX Inc. and Subsidiaries ("the Company") at June 30, 1996, the related consolidated statements of operations for the nine months and three months ended June 30, 1996 and 1995, and related statements of cash flows and stockholders' equity (deficit) for the nine months ended June 30, 1996 and 1995 are unaudited. However, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 1996. The results of operations for the nine months and three months ended June 30, 1996 and 1995, are not necessarily indicative of the results of operations to be expected for the entire fiscal year. The accompanying financial information for the nine months and three months ended June 30, 1996 and 1995, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's September 30, 1995, Form 10-K.

     The Consolidated Financial Statement includes accounts of DMX, Inc. and its wholly owned subsidiaries TEMPO Sound, 450714 B.C. and DMX - Europe N.V. and subsidiary. All intercompany transactions and balances have been eliminated.

     Certain reclassifications of prior period amounts were made to conform to the current period reporting format.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
- -----------------------------------------------

     Goodwill
     --------
     Goodwill was calculated as the purchase price less the fair value of net assets acquired and is being amortized over 20 years.


(3)  INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.
- ---------------------------------------------------

     The summarized balance sheet and operating data for the nine months ended June 30, 1996, and the year ended September 30, 1995, of the Galactic/TEMPO Sound Partnership follows:


                                 Nine months ended        Year ended
                                   June 30, 1996      September 30, 1995
                                    (Unaudited)           (Unaudited)
                                 ---------------------------------------

Current assets                       $  739,613               828,804
Non-current assets                      157,741               186,747
Current liabilities /(a)/                68,354               101,694
Partners' capital                     1,129,000             1,513,857
Partners' draws                        (300,000)             (600,000)
Revenues /(a)/                        1,596,590             1,903,178
Operating expenses                    1,381,447            (1,289,898)
Net income                           $  215,143               613,280
                                 =======================================

     (a) Revenues from subscribers that are billed in advance are recorded as unearned revenue. Unearned revenue included with current liabilities is recognized as income when earned on a pro rata basis as services are provided.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  INVESTMENT IN AND ADVANCE TO DMX-EUROPE N.V. AND SUBSIDIARY.
- ----------------------------------------------------------------

     On May 17, 1996, DMX Inc. consummated the merger of TCI-Euromusic, Inc. ("TCI-E") pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 between the Company, TCI-E and United Artists Programming International, Inc. ("UAPI"), which provides, among other things, for the merger of TCI-E with and into the Company, with the Company as the surviving corporation (the "Merger"). Pursuant to the terms of the Agreement and the Merger; (i) DMX-E's indebtedness to TCI-E under the credit facility will be canceled and converted into intercompany notes payable to the Company and (ii) each share of TCI-E Common Stock, $1.00 par value, issued and outstanding immediately prior to the effective time of the Merger was converted into approximately 10,841.62 shares of common stock. As a result of the merger, the Company acquired the remaining 49% interest in DMX-Europe N.V. and its wholly owned subsidiary, DMX-Europe
     (UK) Limited ("DMX-E"). TCI-E, a special purpose company established to hold UAPIs investment in DMX-E, conducted no business activity other than holding the 49% interest in DMX-E and notes due from DMX-E and the Company.

     The merger was accounted for as a purchase and the Company issued 10,841,624 shares of its common stock at a purchase price totalling $27,104,060. The purchase price less the fair value of TCI-E net assets acquired resulted in goodwill of $10,415,701 which is being amortized over 20 years.

     The accompanying Consolidated balance sheet of the Company at June 30, 1996 is consolidated with the accounts of DMX-E and the accompanying consolidated statements of operations and cash flows of the Company were consolidated with the accounts of DMX-E for the period from May 18, 1996 through June 30, 1996. Prior to May 18, 1996, the Company accounted for its investment in DMX-E using the equity method of accounting.

     The summarized financial information of DMX-E for the period from October 1, 1995 through May 17, 1996, date of merger, and for the period from May 18, 1996 through June 30, 1996 and the year ended September 30, 1995 as follows:

                                                                  For the Period from
                                           For the Period from        May 18, 1996
                                             October 1, 1995           Through
                                          Through May 17, 1996       June 30, 1996           Year ended
                                               (Unaudited)            (Unaudited)        September 30, 1995
                                          -----------------------------------------------------------------
Current assets                                  $  2,146,889           3,159,772            1,989,314
Non-current assets                                 1,668,368           1,580,918            2,109,234
Current Intercompany liabilities                   7,940,963           8,329,138            7,705,267
Non-current liabilities                           33,519,068          33,924,648           28,664,046
Stockholders' (deficit)                          (47,861,235)        (37,345,072)         (32,262,449)
Foreign currency translation reserve                  31,361              45,289               (8,316)
Revenues                                             722,824             238,305              151,177
Operating expenses                                12,576,510           2,407,242          (19,864,196)
Net loss                                        $(11,853,686)         (2,168,937)         (19,713,019)
                                          =================================================================


     Non-current intercompany liabilities at June 30, 1996 included the conversion of the TCI-E note and accrued interest and other accounts due DMX, Inc. to an intercompany note which were eliminated in the accompanying consolidated balance sheet of the Company. Non current liabilities at May 17, 1996 and June 30, 1996, included the TCI-E note with a principal balance of $24,436,000 at each balance sheet date and accrued interest of $6,357,000 and $4,225,000, respectively. The $24,436,000 credit facility provided by TCI-E was secured by the assets of DMX-E and partially guaranteed by the Company. During the fourth quarter of September 30, 1995, DMX-E fully utilized all funds available under the facility. During the fourth quarter ended September 30, 1995, the Company recognized 100% of the DMX-E losses and the operating losses of DMX-E were funded by the Company.

     For the period from October 1, 1995 through May 17, 1996 and the year ended September 30, 1995, the Company charged DMX-E $682,000 and $3,816,000, respectively, for expenses incurred by the Company on DMX-E's behalf. At May 17, 1996, the intercompany liability was $2,726,000 and at September 30, 1995, amounts aggregating $2,044,000, related to those unreimbursed expenses were included in the Company's investment in DMX-E.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The Company was issued redeemable non-cumulative, convertible, preferred stock by DMX-Europe (UK) Limited for its advances totaling $9,940,000 at May 18, 1996 and $3,500,000 at September 30, 1995. Those funds were used to fund operations and were recorded with the Company's investment in DMX-E in the accompanying Consolidated balance sheets. For the period from May 18, 1996 through June 30, 1996, and subsequent to June 30, 1996, the Company advanced $2,500,000 and $937,000, respectively, toward additional purchases of preferred stock of DMX-Europe (UK) Limited.

(5)  STOCKHOLDERS' EQUITY (DEFICIT).
- -----------------------------------

     STOCK OPTIONS AND COMMITMENTS.
     -----------------------------

     The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:


                                  Shares                 Option price
                                ----------   -------------------------------------

Outstanding options at
 September 30, 1995             4,395,833    $1.95 - $6.25 per share, expiring
                                               on various dates, December 31, 1996 to
                                               July 1, 2006.

Expired options                   (15,000)   $4.18 per share.
Canceled options                  (50,000)   $2.56 per share
Exercised options                (150,000)   $1.95 per share

Options issued                    100,000    $2.56 per share, expiring on
                                ---------      various dates in October, 2005.

Outstanding options at
 June 30, 1996                  4,280,833    $1.95 - $6.25 per share, expiring
                                =========      on various dates, December 1996 to
                                               July 2006.

     At June 30, 1996, options to purchase 3,105,833 shares were exercisable at prices ranging from $1.95 to $6.25 per share, and 2,674,583 of the exercisable options were held by officers and directors of the Company.

(6)  PROPERTY AND EQUIPMENT.
- ---------------------------

     Property and equipment as of June 30, 1996, and September 30, 1995, consisted of the following:

                                               June 30, 1996
                                                (Unaudited)     September 30, 1995
                                               -----------------------------------

Furniture and equipment                          $ 3,645,364         2,041,147
Leasehold improvements                               179,602           186,573
Studio equipment                                   6,007,469         4,041,594
Music library                                        887,360           845,218
Computer system                                    1,217,464           498,411
                                               -----------------------------------
                                                  11,937,259         7,612,943

Less accumulated depreciation and
 amortization                                     (5,867,832)       (3,276,565)

                                               -----------------------------------

                                                 $ 6,069,427         4,336,378
                                               ===================================

     At June 30, 1996, studio equipment included approximately $281,000 in equipment, net of accumulated depreciation of $439,000, that is being leased to DMX-E for a monthly fee of approximately $23,000. Lease

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     income related to equipment leased to DMX-E for the period from October
     1, 1995 through May 17, 1996 was $170,790 and $176,370 for the nine months ended June 30, 1995, which is included in other income.

     Studio equipment for the Company's studio and uplinking facility in Littleton, Colorado of $1,417,500, net of accumulated depreciation of $704,000, at June 30, 1996 was financed under the capital lease obligation with Western Tele-Communications, Inc., a subsidiary of TCI.


(7)  NOTE PAYABLE.
- -----------------

     In the February 1996, the Company entered into a six month Promissory Note Agreement ("Note") with TCI Communications, Inc. for $2.5 million. The Note was paid off on May 22, 1996 in the principal amount of $2.5 million and accumulated interest of approximately $67,000.


(8)  COMMITMENTS AND CONTINGENCIES.
- ----------------------------------

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

     As described below in note 9, the Company is exploring its options to fund the expected continuing losses of DMX-E; however, to the extent that outside financing is not available, the Company may terminate the European operations. In such circumstances, claims may be filed under the guarantees discussed above.



     From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, the disposition of current matters is not expected to have a material adverse effect upon the financial position or results of operations of the Company.


(9)  LIQUIDITY AND CAPITAL RESOURCES.
- ------------------------------------

     During the nine months ended June 30, 1996, the Company generated funds through financing activities that included proceeds of $10.3 million resulting from the sale of $1.0 million of its common stock to a former director-stockholder, and the sale of $9.0 million of common stock to TCI. The decrease in cash of $5.5 million for the nine months ended June 30, 1996, was the net result of $10.3 million of cash raised in financing activities less cash used in investing activities of $8.0 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $7.4 million.

     Management believes that the Company will begin to generate cash from it's non European operating activities on a prospective basis, and in the third quarter ended June 30, 1996 has reduced operating expenses and capital spending to extend the US operation's working capital. However, the Company will need additional funding to continue to expand and develop the Company's business pursuant to management's current plans. In the event such financing is not obtained, management would continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital.

     At the Company's Board of Directors' Meeting of August 13, 1996, the Company determined to cease funding the liquidity needs of DMX-E. Accordingly, unless other outside financing arrangements to fund the expected continuing losses of DMX-E can be concluded quickly, the Board of Directors of DMX-E will be required to terminate the European operations. In such circumstances, claims may be filed under the Company's guarantees of certain DMX-E obligations. Management is unable at this time to quantify the extent of any such claims, however such claims could have a material adverse effect upon the financial position and results of operations of the Company. See "Note 8 to Consolidated Financial Statement."

     The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The consolidated financial statements do not include any adjustments that would result from the termination of the European operations. Such adjustments could have an adverse material effect upon the financial position and results of operations of the Company.

                                   DMX INC.
                               AND SUBSIDIARIES
               NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

SUMMARY OF PERFORMANCE.

The net loss for the nine months ended June 30, 1996 was $21.1 million, or $0.46 per share, compared to $13.7 million or $0.36 per share, for the nine months ended June 30, 1995. The net loss for the three months ended June 30, 1996 was $6.0 million, or $0.12 per share, compared to $5.1 million or $0.13 per share for the three months ended June 30, 1995.

The increase in net loss primarily resulted from increased  losses of DMX-E.
The Company recorded 100% of the DMX-E losses for the nine and three months ended June 30, 1996 as opposed to 51% of DMX-E losses for the nine and three
months ended June 30 1995.   In addition until May 17, 1996, the closing date of
the merger, the Company recorded results of DMX-E using the equity method.
After the merger, DMX-E's financial statements were consolidated.

The $7.4 million increase in net loss for the nine months ended June 30, 1996 over the nine months ended June 30, 1995 consisted primarily of an increase in the equity in loss of DMX-E of $4.9 million and the $2.1 million of DMX-E's operating expenses for the period from May 18, 1996, to June 30, 1996 that were consolidated with the Company's operating expenses in the accompanying consolidated statements of operations for the nine months ended June 30, 1996. The $824,000 increase in net loss for the three months ended June 30, 1996 over the three months ended June 30, 1995 was primarily attributed to the inclusion of DMX-E's $2.1 million net loss, offset by the Company's increase in revenue of $1.1 million. The amount of DMX-E's loss recognized by the Company for the three months ended June 30, 1996 totaled $4.5 million, which included the equity in loss of DMX-E of $2.4 million and the $2.1 million of DMX-E's operating expenses that were consolidated with the Company's operating expenses, since May 18, 1996 to June 30, 1996, in the accompanying consolidated statement of operations; as compared to the equity in loss of DMX-E of $2.4 million for the three months period ended June 30, 1995.

The Company's increase in revenues to $12.2 million for the nine months ended June 30, 1996 from $9.4 million for the nine months ended June 30, 1995 and the increase in revenues to $4.6 million for the three months ended June 30, 1996 from $3.4 million for the three months ended June 30, 1995, was primarily attributed to growth in commercial subscribers and growth in residential subscribers resulting from the launch of DMX on PrimeStar.

RESULTS OF OPERATIONS

REVENUES.
- --------

Revenues increased $2.8 million, or 29.6% to $12.2 million for the nine months ended June 30, 1996, from $9.4 million for the nine months ended June 30, 1995. Revenues increased $1.2 million, or 35.2% to $4.6 million for the three months ended June 30, 1996, from $3.4 million for the three months ended June 30, 1995. The increase was primarily attributed to : i) increased residential subscriber fees resulting from the launch of DMX on PrimeStar in the first fiscal quarter of 1996, this added source of revenue did not exist during the nine or three months ended June 30, 1995; and ii) growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the national accounts and O&O groups. In June, 1994, the Company launched on the Ku-Band satellite which enabled DMX for Business to gain access to nearly 100% of the business marketplace. Concurrent with this launch, the Company's commercial division implemented its national accounts sales program and in May 1995 launched its first owned and operated sales group ("O&O") in the Southern California market.

Additionally, revenues for the nine and three months ended June 30, 1996 included DMX-E revenues of $238,000 for the period from May 18, 1996 to June 30, 1996.

Residential subscriber fees represented approximately 73.9% and 71.4% of total subscriber fee revenue for the nine months ended June 30, 1996 and 1995, respectively, and 64.1% and 67.6% of total subscriber fee revenue for the three months ended June 30, 1996 and 1995, respectively. Commercial subscriber fees represented approximately 25.4% and 28.5% of total subscriber fee revenue for the nine months ended June 30, 1996 and 1995, respectively, and 34.6% and 32.2% of total subscriber fee revenue for the three months ended June 30, 1996 and 1995, respectively.

                                   DMX INC.
                               AND SUBSIDIARIES
               NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1996


OPERATING EXPENSES.
- ------------------

Total operating expenses increased to $21.6 million for the nine months ended June 30, 1996 from $16.4 million for the nine months ended June 30, 1995. The increase in operating expenses of $5.2 million for the nine months ended June 30, 1996 over the nine months ended June 30, 1995 was primarily attributed to the inclusion of $2.1 million of operating expenses of DMX-E for the period from May 18, 1996, to June 30, 1996 that were consolidated with the Company's operating expenses, and increased sales and marketing activity and studio and programming expenses that occurred in the first half of the fiscal year. Increased sales and marketing activity resulted from the expansion of the national accounts sales program and the O&O sales group. Increased studio and programming expenses resulted from the increased music formats from 69 to over 90 channels, and increased satellite and uplink costs due to double illumination in December 1995 through February 1996, as the company migrated from the AT&T Telstar 401 Ku-band satellite to the AT&T Telstar 402R Ku-band satellite. The double illumination terminated on February 28, 1996. Total operating expenses for the three months ended June 30, 1996 increased by $2.1 million to $8.2 million from $6.1 million for the three months ended June 30, 1995. The increase was primarily attributed to the inclusion of $2.1 million of operating expenses of DMX-E that were consolidated with the Companys operating expenses from May 18, 1996 to June 30, 1996.

The following table summarizes the operating expenses of the Company and DMX-E that were consolidated in the accompanying statements of operations for the nine and three months ended June 30, 1996:


                                             DMX INC.            DMX-E         CONSOLIDATED
                                           FOR THE NINE     FOR THE PERIOD     FOR THE NINE    NINE MONTHS
                                           MONTHS ENDED    FROM MAY 17, 1996   MONTHS ENDED       ENDED
                                           JUNE 30, 1996   TO JUNE 30, 1996    JUNE 30, 1996  JUNE 30, 1995
- -----------------------------------------------------------------------------------------------------------

GENERAL & ADMINISTRATIVE                    $ 3,945,166      $  540,539         $ 4,485,705     $ 3,448,574
SALES & MARKETING                             6,672,658         367,179           7,039,837       5,148,621
STUDIO & PROGRAMMING                          6,651,651       1,019,935           7,671,586       5,723,225
INTERNATIONAL  DEVELOPMENT                          868               -                 868         166,020
RESEARCH & DEVELOPMENT                          588,506          35,336             623,842         516,275
COMPENSATION EXPENSE FOR STOCK OPTIONS
                                                412,281               -             412,281         412,281
DEPRECIATION & AMORTIZATION
                                              1,301,937         111,542           1,413,479         964,732
                                        -------------------------------------------------------------------

      TOTAL OPERATING EXPENSES              $19,573,067      $2,074,531         $21,647,598     $16,379,728
                                        ===================================================================

                                   DMX INC.
                               AND SUBSIDIARIES
               NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1996



                                           DMX INC.            DMX-E         CONSOLIDATED
                                        FOR THE THREE    FOR THE PERIOD     FOR THE THREE   THREE MONTHS
                                        MONTHS ENDED    FROM MAY 18, 1996   MONTHS ENDED         ENDED
                                        JUNE 30, 1996   TO JUNE 30, 1996    JUNE 30, 1996   JUNE 30, 1995
- ----------------------------------------------------------------------------------------------------------

GENERAL & ADMINISTRATIVE                    $1,166,090      $  540,539          $1,706,629      $1,145,500
SALES & MARKETING                            1,976,233         367,179           2,343,412       2,202,871
STUDIO & PROGRAMMING                         2,146,674       1,019,935           3,166,609       1,962,137
INTERNATIONAL DEVELOPMENT                          868               -                 868          93,706
RESEARCH & DEVELOPMENT                         171,594          35,336             206,930         220,016
COMPENSATION EXPENSE FOR STOCK OPTIONS
                                               137,427               -             137,427         137,427
DEPRECIATION & AMORTIZATION
                                               496,174         111,542             607,716         334,305
                                        ------------------------------------------------------------------

      TOTAL OPERATING EXPENSES              $6,095,060      $2,074,531          $8,169,591      $6,095,962
                                        ==================================================================

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased $1.1 million to $4.5 million for the nine months ended June 30, 1996 from $3.4 million for the nine months ended June 30, 1995. The net increase was primarily attributed to $541,000 of general and administrative expenses of DMX-E for the period from May 18, 1996 to June 30, 1996, and increases incurred during the first half of the fiscal year in personnel cost of $419,000 which included an increased performance bonus paid to the Chairman, a reclassification of a certain executive's compensation from sales and marketing to general and administrative, and increases due to additional staff. The remaining net increases, also primarily incurred in the first half of the fiscal year, represented increased accounting, legal and consultant expenses of $95,000, and general office expense of $25,000, due to the expansion and growth of the Company; and public relations and printing expenses of $35,000, due to increased business development activities. These increases in expenses were offset by a reduction in occupancy expense of $102,000 which resulted from the negotiation of favorable lease terms.

General and administrative expenses increased $561,000 to $1.7 million for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995. The increase resulted from the inclusion of $541,000 of general and administrative expenses of DMX-E for the period from May 18,1996 to June 30, 1996.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased to $7.0 million for the nine months ended June 30, 1996 from $5.1 million for the nine months ended June 30, 1995. The increase of $1.9 million primarily represented increased salaries and commissions of $675,000, resulting from increased sales and marketing activities of the Company's commercial division, and adding sales and support staff for the national account sales program and the O&O group; and the inclusion of DMX-E's marketing expenses of $367,000 for the period from May 18, 1996 to June 30, 1996.

Other sales and marketing expense increases related primarily to the first half of the fiscal year and represented: increased office, rent and telephone of $216,000, which related to the commercial division expansion; increased travel and entertainment of $254,000, and conventions and conferences of $98,000, reflecting growth in the sales force and direct marketing activities for both the residential and commercial divisions; and increased expenses of $120,000 for consultants who were involved with the development of the Company's DMX-Disc sales program and development and

                                   DMX INC.
                               AND SUBSIDIARIES
               NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1996


launch of the DMX-Direct sales program in October 1995. In addition, the Company incurred warranty service costs of $151,000 related to new equipment sold by the commercial division.

Sales and marketing expenses increased to $2.3 million for the three months ended June 30, 1996 from $2.2 million for the three months ended June 30, 1995. The $100,000 net increase primarily represented the sales and marketing expenses of DMX-E of $367,000 for the period from May 18, 1996, to June
30, 1996; offset by decreased salaries and commissions of $173,000; marketing expenses of $94,000; and decreased cost of installations of $90,000, as the Company has been successfully recouping costs of installations.

STUDIO AND PROGRAMMING EXPENSES.

Studio and programming expenses increased to $7.7 million for the nine months ended June 30, 1996 from $5.7 million for the nine months ended June 30, 1995. The $2.0 million net increase was primarily attributed to the inclusion of $1.0 million of studio and programming expenses of DMX-E for the period from May 18, 1996 to June 30, 1996; an increase in music rights of $515,000, commensurate with the growth in subscribers and fee revenue; and increased uplink and satellite cost of $219,000, representing the cost of double illumination as the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite in the second fiscal quarter. The remainder of the net increase of $266,000 represented increased salaries, program consultant expenses and other direct costs related to the Company's increase in music formats from approximately 69 to over 90 over the last year and DMX-Disc production cost incurred to establish the new DMX-Disc product line.

Studio and programming expenses increased to $3.2 million for the three months ended June 30, 1996 from $2.0 million for the three months ended June 30, 1995. The net increase of $1.2 million was primarily attributed to the inclusion of $1.0 million of studio and programming expenses of DMX-E for the period from May 18, 1996 to June 30, 1996 and an increase in music rights of $181,000 commensurate with the growth in subscribers and fee revenue.

EQUITY IN LOSS OF DMX-E.

The equity in loss of DMX-E increased to $11.9 million for the nine months ended June 30, 1996 from $7.0 million for the nine months ended June 30, 1995. The increase in the equity loss of DMX-E was primarily attributed to the Company recording 100% of DMX-E loss for the nine months ended June 30, 1996 as opposed to 51% of DMX-E loss for the nine months ended June 30, 1995. Additionally, $2.1 million of DMX-E's total net loss of $14.0 million for the nine months ended June 30, 1996, represented the net loss for the period from May 18, 1996 to June 30, 1996 and was consolidated in the accompanying consolidated statements of operations for the nine and three months ended June 30, 1996.

During the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the TCI-E credit facility and therefore losses funded by the Company in excess of its guaranteed portion of the debt were recognized by the Company. During the period from October 1, 1995 through May 17, 1996 the Company funded operating losses of DMX-E and accordingly 100% of DMX-E losses were recorded by the Company using the equity method of accounting. For the period from May 18, 1996 through June 30, 1996, the Company consolidated the statements of operations of DMX-E with those of the Company, as DMX-E became a wholly owned subsidiary of the Company.

The equity in loss of DMX-E for the three months ended June 30, 1996 was $2.4 million compared to $2.4 million for the three months ended June 30, 1995. DMX-E's net loss for the three months ended June 30, 1996 was $ 4.5 million of which $2.4 million was recognized by the Company on the equity method and $2.1 million, which represented the DMX-E's net loss for the period from May 18, 1996, date of merger to June 30, 1996, was consolidated in the accompanying consolidated statements of operations for the nine and three months ended June 30, 1996.

Summary of Performance of DMX-E.

DMX-E's net loss for the nine months ended June 30, 1996 was $14.0 million compared to $13.6 million for the nine months ended June 30, 1995. The increase in the net loss was primarily attributed to increased rental expense associated with the satellite audio subcarriers on the ASTRA satellite system to provide 62 music channels for the European direct-to-home ("DTH") distribution of DMX, provisions for subscriber and management fees to cover the administrative costs of processing DTH customers in Europe and increased interest expense on the debt which financed the development of

                                   DMX INC.
                               AND SUBSIDIARIES
               NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1996

operations of DMX-E. The net increase in loss was offset by increased subscriber revenue earned after the European DTH launch in September 1995, the reduction in transponder rentals resulting from the transfer of the transatlantic satellite transmissions from Intelsat to TDRSS and the reduction in research and development and engineering expense as DMX-E infrastructure was completed. Prior to the launch of the DTH services in September 1995 on ASTRA in Germany, Austria and Switzerland, which marked the start of the Pan European DTH launch, DMX-E's resources were primarily used for technological, legal and administrative expenses to develop the necessary infrastructure.

LIQUIDITY AND CAPITAL RESOURCES.

During the nine months ended June 30, 1996, the Company generated funds through financing activities that included proceeds of $10.3 million resulting from the sale of $1.0 million of its common stock to a former director-stockholder, and the sale of $9.0 million of common stock to TCI. The decrease in cash of $5.5 million for the nine months ended June 30, 1996, was the net result of $10.3 million of cash raised in financing activities less cash used in investing activities of $8.0 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $7.4 million.

Management believes that the Company will begin to generate cash from it's non European operating activities on a prospective basis, and in the third quarter ended June 30, 1996 has reduced operating expenses and capital spending to extend the US operation's working capital. However, the Company will need additional funding to continue to expand and develop the Company's business pursuant to management's current plans. In the event such financing is not obtained, management would continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital.

At the Company's Board of Directors' Meeting of August 13, 1996, the Company determined to cease funding the liquidity needs of DMX-E. Accordingly, unless other outside financing arrangements to fund the expected continuing losses of DMX-E can be concluded quickly, the Board of Directors of DMX-E will be required to terminate the European operations. In such circumstances, claims may be filed under the Company's guarantees of certain DMX-E obligations. Management is unable at this time to quantify the extent of any such claims, however such claims could have a material adverse effect upon the financial position and results of operations of the Company. See "Note 8 to Consolidated Financial Statement."

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The consolidated financial statements do not include any adjustments that would result from the termination of the European operations. Such adjustments could have an adverse material effect upon the financial position and results of operations of the Company.

To the extent that this Quarterly Report contains forward looking statements with respect to the financial condition, results of operations, or business of the Company, such statements involve risks and uncertainties including but not limited to those factors described above and those described in the Company's Annual Report on Form 10-K ("10-K") for the year ended September 30, 1995 and the Proxy Statement filed with the SEC on January 12, 1996 and February 12, 1996, respectively. The foregoing is not a complete description of the Company's business or the risks associated with an investment in the Company. A more complete discussion of these items can be found in the 10-K under the heading "Business", and in the Proxy Statement under the headings "The Merger" and "Information concerning DMX-E".

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

         NONE.


ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

         NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

         NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         NONE.


ITEM 5.  OTHER INFORMATION
- --------------------------

         NONE.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DMX INC.
                                  (Registrant)


By: /s/   JEROLD H. RUBINSTEIN                  Date:      August 14, 1996
    ---------------------------------
          Chairman of the Board
          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                 Date                    Title
        ---------                 ----                    -----




/s/ JEROLD H. RUBINSTEIN      August 14, 1996    Chairman of the Board and
- ------------------------                         Chief Executive Officer
    JEROLD H. RUBINSTEIN


/s/ J. WENDY KIM              August 14, 1996    Chief Financial Officer and
- ------------------------                         Corporate Secretary
    J. WENDY KIM