Form 10-K
period 1996-09-30
DMX INC
filed 1997-01-14
CIK 865745

 As filed with the Securities and Exchange Commission on January 14, 1997.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ............... to .............

                         Commission file number 0-18806

                                    DMX INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          95-4275106
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   11400 West Olympic Boulevard, Suite 1100
                      Los Angeles, California              90064-1507
              (Address of principal executive offices)      Zip code

      Registrant's telephone number, including area code:  (310) 444-1744
       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Unless otherwise specifically indicated, all monetary references in this filing are in U.S. dollars.

As of December 31, 1996 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $23,080,987.

Number of shares of Common Stock of the Registrant outstanding as of December 31, 1996: 59,586,594 shares, including 85,630 shares held as Treasury Stock.


This report includes a total of 35 pages, excluding exhibits. The exhibit index appears on page 36.

TABLE OF CONTENTS

                                                                  Page
                                                                  ----
                                     PART I
Item 1.      Business...........................................    3
             Background.........................................    3
             General............................................    3
             Goals and Strategies...............................    4
             Domestic Business..................................    5
             International Business.............................    8
             Ancillary Business Opportunities...................   10
             The Superaudio Service.............................   10
             Programming........................................   12
             Commercial Programming.............................   12
             Residential Marketing..............................   12
             Commercial Marketing...............................   12
             Technology.........................................   13
             Research & Development.............................   14
             Satellites.........................................   14
             Music Rights.......................................   14
             Competition........................................   15
             Regulation.........................................   15
             Trademarks.........................................   16
             Personnel..........................................   17
             Recent Developments................................   17
Item 2.      Properties.........................................   17
Item 3.      Legal Proceedings..................................   18
Item 4.      Submission of Matters to a Vote of Security Holders   19

                                    PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters..............................   19
             Dividends..........................................   19
Item 6.      Selected Financial Data............................   20
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               fiscal year ended September 30, 1996 and
               September 30, 1995...............................   21
             Summary of Performance.............................   21
             Results of Operations..............................   21
             Liquidity and Capital Resources....................   26
Item 8.      Financial Statements and Supplementary Data........   26
Item 9.      Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure..............   27

                                    PART III
Item 10.     Directors and Executive Officers of Registrant.....   27
Item 11.     Executive Compensation.............................   30
             Employment Agreements and Termination of
               Employment Agreements............................   31
             Stock Options......................................   32
             Option Exercises and Holdings......................   32
             Compensation Committee Interlocks and Insider
               Participation....................................   32
             Director Compensation..............................   33
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management...................................   33
Item 13.     Certain Relationships and Related Transactions.....   34

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8K...............................   36
             Index to Consolidated Financial Statements.........  F-1
             Notes to Consolidated Financial Statements.........  F-7

                                     PART I

Item 1.  BUSINESS.
         --------

BACKGROUND.
----------

       DMX Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware in May 1990 under the name of International Cablecasting Technologies Inc. ("ICT"), to accomplish a corporate reorganization which effected a change of situs of its predecessor company of the same name ("ICT-Canada"). ICT-Canada was incorporated pursuant to the laws of British Columbia on April 26, 1979, under the name of Can-Am Entertainment Corporation and on November 14, 1986, changed its name to International Cablecasting Technologies Inc. On April 27, 1995, ICT changed its name to DMX Inc.

       The Company's operations are comprised of those of DMX Inc. and its three
(3) wholly owned subsidiaries: a British Columbia corporation, 450714 B.C. Ltd., formed for the purpose of holding the Company's equity interest in its Canadian joint venture with Shaw Communications Inc. ("Shaw"), the second largest cable operator in Canada (see "International Development - Canada"); TEMPO Sound, Inc. ("TEMPO"), an Oklahoma corporation, which the Company acquired from Tele-Communications, Inc. ("TCI") in April 1979, in exchange for approximately 224,000 shares of Common Stock of the Company. TEMPO is engaged in a joint venture with Jones International, Inc. ("Jones"), the eighth largest cable operator in the United States, to program and deliver Superaudio(R), a basic analog cable music and information service (currently consisting of nine formats) for a monthly license fee, to cable operators for distribution to cable subscribers. TEMPO and Jones each own 50% of the joint venture (see "Domestic Business - The Superaudio Service"); DMX-Europe ("DMX-E") of which the remaining 49% interest was acquired from TCI in exchange for 10.8 Million shares of DMX Inc.'s Common Stock on May 17, 1996, making it a wholly owned subsidiary effective on this date. (See "International Business - Europe".)

       The following description of the Company's business is premised upon its operation as a stand-alone entity. On August 30, 1996, the Company received an unsolicited proposal from TCI proposing the merger of the Company with a TCI subsidiary. The Company is currently negotiating a definitive agreement with TCI respecting the proposed merger. See "Business - Recent Developments." Should the merger occur, TCI may choose to significantly change the business of the Company from that described below.

GENERAL.
-------

       DMX Inc. is primarily engaged in programming, distributing and marketing a premium digital music service, Digital Music Express(R) ("DMX(R)"), which provides continuous (24-hours per day), commercial free, CD quality music programming. The DMX music formats are programmed within various music genres which include: Classical, Jazz, Rock, Oldies, Country, Latin, Urban, Pop/Adult Contemporary, Instrumental, International and Specialty. Within each music genre, DMX offers a variety of format selections which are more unique and narrowly defined than typically would be found on a commercial radio station. Depending on the distribution method, cable or Ku-Band direct broadcast satellite ("DBS"), DMX currently offers 30 or 91 formats, respectively. In addition the Company currently has over 70 titles in its DMX-Disc library catalogue for on-premise distribution. The Company expects to expand its DBS channels to 100 in the near future and is continually adding titles to its on-premise DMX-Disc library. The Company programs each DMX format to provide more music within each music format than a consumer typically would find on a radio station, without the high level of repetition commonly found in radio programming. DMX also offers subscribers the ability to match a "mood" or social environment with music at the touch of a button. As an example, a restaurant may choose to play Chamber Music at breakfast, Lite Jazz at lunch, and Great Singers at dinner. DMX is currently delivered using three different distribution methods.

       First, DMX is delivered, for a monthly per subscriber license fee, direct to cable operators by C-Band satellite for distribution to residential and commercial cable subscribers. The DMX signal is received by subscribers through their existing coaxial cable wire which is connected through a proprietary DMX tuner to their stereo systems. DMX is delivered in 30 different music formats for cable distribution. The Company expects the existing analog technology used in this form of distribution to gradually be replaced by digital compression technology using a wider bandwidth, allowing for carriage of significantly more music formats. (See "Business - Goals and Strategies".)

       Second, since June 1994, the Company has delivered DMX to business establishments, for a monthly per subscriber fee, by DBS direct to small satellite dishes (approximately one meter or less in diameter) which connects through a proprietary DMX receiver to a subscriber's sound system. Currently, DMX is delivered in 91 different music formats for DBS distribution. The Company expects to expand its formats to 100 in the near future. in October 1995, the Company expanded the marketing of its DBS service to include residential subscribers. This extends the residential distribution of DMX into: areas not currently wired for cable; markets served by a cable operator affiliated with a competitive digital audio service; and markets served by a cable operator not affiliated with a digital audio provider. Additionally, the Company has agreements with third party DBS distributors, Primestar and Alphastar, where DMX programming is combined with video programming as part of a basic package. With these DBS distributors, the technology incorporated into their satellite receiver enables subscribers to receive the DMX signal without the use of a separate receiver through their satellite provider and standard equipment package.

       Third, DMX is offered as an on-premise business music service via DMX-Disc(R). The DMX-Disc service offers flexibility in situations where rooftop satellite dish installations are not possible, or where another building might block the signal path from the company's satellite, through the use of on-premise equipment and custom DMX programmed CDs. DMX-Disc uses a compact disc interactive ("CD-I") player and a custom programmed library of CDs. These CDs are manufactured especially by the Company using a compression scheme which allows for over four hours of pre-recorded music to be played from one CD. Through the distribution and rotation of library CDs, a DMX-Disc customer is ensured of always having a fresh DMX playlist, mirroring the playlist from the DBS satellite feed.

       To secure distribution of DMX in foreign markets, the Company has entered into licensing and royalty arrangements with strategic partners in Canada, Europe, Australia, Africa, Latin America and the Caribbean (see "Business - International Business"), although the Company has entered into definitive agreements to dispose of its European operations. (See "Business - Recent Developments".)

       The Company believes that DMX is differentiated from other sources of audio programming currently available to residential and commercial consumers. Subscribers currently receive up to 91 different formats of preprogrammed music in CD quality fidelity with no commercials or disc jockey interruptions of any kind. The playlists for most DMX formats include more music cuts than would typically be heard on a radio broadcast or other competing preprogrammed music service. (See "Business - Competition".)

       The Company is a digital audio programming provider, which licenses to third party distributors the right to redistribute its programming to subscribers. To date, this has been accomplished principally through licensing agreements with cable system operators who redistribute DMX over cable networks to cable television subscribers. Currently, DMX is available in more than 940 cable systems in the United States representing over 17.6 million cable households. With the introduction of its Ku-Band technology, the Company expanded distribution of the DMX service via DBS, and immediately began offering its DMX for Business(R) service to commercial subscribers not otherwise accessible by cable. In October 1995, DMX Inc. began employing the DBS method of delivery to expand the distribution of the DMX service to residential subscribers. In the Fall of 1994, the Company began direct marketing to multiple and national account establishments and in the Summer of 1995, began direct marketing to commercial establishments in its first owned and operated territory in Southern California. (See "Business - Domestic Business - Residential Service and Commercial Service".)

GOALS AND STRATEGIES.
--------------------

       DMX Inc.'s goal is to continue to build DMX as a brand name consumer and business service and become the established standard for digital audio services. Its primary strategies are: (1) to continue to acquire residential and commercial subscribers in as many markets as possible via its available distribution methods, (2) to establish and maintain relationships with third party organizations in related industries which support and enhance the marketing, distribution and subscriber penetration levels of DMX, and, (3) to maintain its market position as the brand leader in digital audio through an emphasis on superior programming and technology.

  The Company views the strategy of being the first entrant into a market and quickly securing distribution commitments for DMX as a key factor during the start-up and development phase of any marketplace. The Company has focused much of its efforts during the start-up period on securing distribution agreements with cable operators and satellite programming distributors. From 1989 to the present the Company has: (i) entered into affiliation agreements with over 50 U.S. cable operators; (ii) entered into distribution agreements with two DBS programming providers; (iii) entered into distribution agreements for DMX in Canada, Australia, Latin America, Africa and the Caribbean; and (iv) obtained distribution on Headend-in-the-Sky by TCI ("HITS"), a new distribution technology utilizing digital compression. This focus, during the early development phase of these markets, is intended to provide the Company with greater distribution potential and limit the market development potential of its competitors.

  The telecommunications industry has seen many changes in recent years with the entrance of satellite distribution into the marketplace and the continued movement of cable operators towards digital compression technology. The Company will continue to prioritize these areas in its strategic plan. Specifically, DMX will be part of the programming package to be carried on TCI's HITS, TCI's digital compression technology which is currently being tested in three markets, and is expected to be rolled out on a nationwide basis in 1997.

  In the satellite distribution area, the Company also recently announced that Sky Entertainment Services in Latin America ("Sky-LA") and American Sky Broadcasting ("ASkyB") have the right to carry various channels of music taken from DMX's extensive menu on all Sky platforms in the Americas. Sky Entertainment Services is the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A., the largest production and media company in the Spanish-speaking world; The News Corporation, Limited, one of the world's largest media companies; and Tele-Communications International, Inc. This alliance will provide television service to Mexico, all of Central and South America and parts of the Caribbean. ASkyB is a joint venture between The News Corporation, Limited and MCI Communications Corporation, which expects to provide direct-to-home satellite broadcasting services to U.S. consumers commencing in the fall of 1997.

  DMX Inc. will continue to pursue relationships in these areas to ensure optimal distribution to new subscribers, and believes that its position as a premier programmer of digital audio places it in a good position to compete in these new markets.

DOMESTIC BUSINESS.
-----------------

  Since its launch in September 1991, DMX has been distributed by C-Band satellite to cable systems, which in turn deliver the service over existing cable networks to cable subscribers. With the launch of DMX on the Ku-Band satellite in June 1994, the Company has been able to expand the market access of its commercial service, DMX for Business and its residential DBS service DMX Direct. Ku-Band satellites transmit signals using a higher power than C-Band satellites, which allows reception by substantially smaller satellite dishes. The ability to distribute DMX directly to the end user gives the Company much broader market access and the choice of delivering the DMX signal either by existing cable or Ku-Band satellite. The DMX signal is distributed by the Company from its studio and uplinking facility housed in TCI's National Digital Television Center located in Littleton, Colorado. Additionally, the implementation of the on-premise DMX-Disc program and the expansion of the Disc catalogue has allowed the Company to market DMX in the commercial marketplace in situations where cable and DBS distribution may not be an option (e.g., in situations where roof-top rights or a cable signal may not be available).

RESIDENTIAL SERVICE.

  Today, the cable television industry in the United States is comprised of more than 11,220 cable systems which serve more than 61.7 million households, according to the 1996 Television and Cable Fact Book. This represents approximately 63% of all television households in the country. Of those households subscribing to cable, nearly 70% subscribe to one or more premium cable services. It is expected that cable systems will transition from analog to digital technology in coming years, resulting in a wider selection of programming and services available to subscribers due to increased band-width. This transition will commence with the roll-out of TCI's HITS in 1997, with the carriage of up to 40 DMX channels, in addition to a much larger selection of video channels than are currently offered using analog technology. Additionally, with the wider acceptance of direct broadcast satellite ("DBS") by consumers, it is expected that residential subscribers may choose DBS over cable television due to the wider choice of programming. The Company currently has distribution with two of the four DBS providers servicing the United States, and with the advent of ASkyB in late 1997, will have carriage on over 60% of the U.S. DBS providers.

  CABLE AFFILIATE SALES   The acquisition of subscribers is a joint effort
between the Company and the cable affiliate. To support its affiliates' marketing efforts, the Company contributes marketing materials and/or cooperative marketing funds. The retail price of DMX is established in each local market by the cable operator. Many different pricing strategies such as separate equipment rental charges, promotional discounts and special offers may affect the ultimate retail price to the consumer. In the future, the Company expects DMX to be offered as part of a basic package or as a tier programming option, as cable affiliates migrate from analog to digital technology.

  DMX was launched in the U.S. cable market in September 1991 to residential subscribers. DMX Inc. currently has distribution commitments representing approximately 50% of the U.S. cable marketplace. These distribution commitments are represented by contracts, or "affiliation agreements" reached between the Company and cable operators which give the operators the right to distribute DMX to residential subscribers within their franchise territories in exchange for a monthly per subscriber license fee. Commercial rights are granted under a separate contract. The Company has reached affiliation agreements with more than 50 multiple system operators ("MSO"). The term of the affiliation agreements range from one to ten years and require monthly license fees be paid to the Company for each DMX residential subscriber. Certain of the MSO's affiliated with the Company have also made direct equity investments in the common stock of DMX Inc. via equity participation agreements as well as direct investment.

  In 1989, TCI, the nation's largest MSO, and certain of its subsidiaries, entered into a series of agreements with the Company which resulted in the acquisition of approximately 2.0 million shares of the Company's Common Stock and the right to earn up to approximately 1.4 million additional shares based on distribution goals, all of which were earned during the fiscal year ended September 30, 1992. Subsequently TCI has raised their stake through a series of private placements, and through a transaction completed in May 1996 whereby 10.8 million shares of common stock in DMX Inc. was exchanged for TCI's 49% interest in DMX-Europe N.V., a Netherlands company and its wholly owned subsidiary, DMX-Europe (UK) Limited, a United Kingdom Company, collectively, ("DMX-E"). TCI currently holds approximately 45% of the outstanding Common Stock of DMX Inc., and has made a tender offer to acquire the remaining 55%. (See "Business - Recent Developments".) During fiscal years 1994, 1995, and 1996, TCI accounted for approximately 65%, 61%, and 53% of the Company's residential cable revenues, respectively.

DIRECT-TO-HOME ("DTH") SALES.

  DIRECT SALES   In October 1995, the Company launched its in-house direct sales effort, DMX-Direct, a DBS service, commonly referred as direct-to-home ("DTH") to the residential marketplace. DMX-Direct uses the Company's DBS technology launched to commercial customers and offers the same programming availability. Customers purchase the required equipment and subscribe to DMX-Direct for a monthly or annual prepaid subscription.

  The Company continues developing its nationwide retail dealer network.
Through licensing arrangements with high end audio/video retailers and design and installation companies, such as those associated with the Consumer Electronic Design Installation Association ("CEDIA"), these dealers will license from DMX Inc. the rights to sell and install the Ku-Band receiver and satellite dish antenna in subscriber's homes for reception of the DMX signal. Subscriptions to DMX-Direct are then processed and billed by DMX Inc. The Company currently has approximately 135 dealers. Dealers are promoted by the Company through the Company's web-site (http://www.dmxmusic.com) as well as through direct advertising.

  Direct to home sales extend the distribution potential of DMX's residential service to: areas not currently wired for cable; markets served by a cable operator affiliated with a competitive digital audio service; and markets served by cable operators not affiliated with any digital audio provider.

  THIRD PARTY DBS SALES In October 1995 PrimeStar Partners, L.P. ("PrimeStar"), a leader in the DBS distribution of packaged programming to the residential market, launched with carriage of DMX. The Company's agreement with PrimeStar requires PrimeStar to pay a per subscriber license fee to the Company based on the number of basic subscribers, or based on the number of basic and premium subscribers when PrimeStar expands the DMX format offerings to include a premium tier option. PrimeStar distribution gives the DMX brand name nationwide consumer exposure through the marketing campaigns for PrimeStar. No additional equipment is required over and above the standard satellite equipment in order for a subscriber to receive the DMX signal. As of October 1996, there were approximately 1,400,000 PrimeStar DMX subscribers.

  In November 1995, the Company announced that it reached an agreement with AlphaStar Television Network Inc. ("AlphaStar"), a direct-to-home satellite service, owned by Tee-Comm Electronics, a digital satellite communications leader. The agreement calls for AlphaStar to launch DMX in both a 120 channel premium service and a 30 channel basic service, in exchange for a per subscriber license fee. A unique part of the agreement calls for DMX Inc. and AlphaStar to co-market their audio and video programming, as both services will be available from the same satellite, AT&T Telstar 402R. No additional equipment is required over and above the standard satellite equipment in order for a subscriber to receive the DMX signal. As of September 1996, there were approximately 5,600 residential AlphaStar subscribers.

COMMERCIAL SERVICE.

  The U.S. business marketplace has approximately 7.4 million business establishments in the top 337 market statistical areas ("MSA"), according to Equifax/National Data Systems. Approximately 60% of these businesses use some form of background music, based on marketing research performed by the Company. From its initial launch in September 1991, the Company's commercial service has had limited cable access to business establishments which precluded the Company from pursuing national chain account sales. With the launch of DMX on a Ku-Band satellite in June 1994 allowing for DBS distribution and the launch of DMX-Disc on-premise service in 1996, DMX has gained access to 100% of the business marketplace and continues to expand its market distribution of DMX for Business.

  DMX distributes its programming services to the commercial marketplace through its commercial division under the brand name DMX for Business. The division distributes DMX for Business through three sales departments: Affiliate Sales, an indirect sales channel of both cable and non-cable franchised affiliates; National Account Sales; and the Southern California Sales Offices, two direct sales channels owned and operated by the Company.

  AFFILIATE SALES   The Affiliate Sales department was the first sales channel developed by the Commercial Division. Distribution of DMX for Business began in 1992 through the Company's relationships with cable affiliates. Sales of DMX for Business via cable distribution was limited by the access to businesses by cable plant as well as cable distribution to major business markets throughout the United States. When DMX/DBS became available via AT&T'S Telstar 402(R) satellite, Affiliate Sales began immediate expansion of its distribution of DMX for Business, both within the existing cable franchise network as well as to all non-affiliated U.S. markets. DMX for Business has licensed many of its residential cable affiliates, as well as independent, third party affiliates, with the rights to sell DMX for Business on a non-exclusive basis, thus expanding its network of licensed distributors to cover markets where it is not affiliated with a cable operator, or where there is distribution of a competitive service. Affiliates may be licensed to distribute DMX via all three distribution methods: cable, DBS and DMX-Disc.

  The Company's Commercial Division offers its affiliates the non-exclusive right to sell DMX for Business and requires its affiliates to dedicate a minimum level of resources and meet specified performance criteria to become a qualified distributor and maintain a qualified status for distributing DMX for Business. For cable affiliates, the typical commercial affiliation agreement runs concurrently with the residential affiliation agreement. Non-cable affiliates have a five year agreement to distribute DMX with a performance evaluation annually. If the affiliate has not met the Company's performance standards, it could lose its DMX affiliation. The Company requires its affiliates to pay a set minimum monthly license fee per commercial subscriber, or a percentage of the subscriber's monthly retail rate, whichever is greater. The typical contract term with a commercial establishment is a 60 months at a retail rate of approximately $55 per month. The retail pricing is determined by the affiliate and depends upon many factors such as the square footage of the business, the number of tuners or receivers used in the business and the contract length.

  NATIONAL ACCOUNTS    The National Account Sales Department was launched
concurrently with the distribution of DMX for Business via DBS. The department has been marketing DMX for approximately 2 years, selling DMX services to large national chain accounts, such as retail and restaurant chains, that require or demand centralized sales, installation, and customer services. The department employs an in-house sales force specially trained for selling to national accounts. DMX Inc.'s commercial non-exclusive affiliation agreements allow its national accounts sales force to sell directly to commercial establishments within existing affiliated franchise territories. Sales efforts are being concentrated at the senior management level of these national account prospects. National Account contracts generally provide for the DMX for Business service to be delivered to all of the subscriber's locations for a monthly fee generally ranging from $40 - $55 per location depending upon many factors such as the number of locations and the number of receivers used within each location. Contract terms generally range from 36 to 60 months. DMX Inc. has signed multiple national account agreements with various nationwide and regional business chains, primarily in the hospitality and retail industries.

  The Company has established strategic sales alliances to create name branding and establish DMX for Business as a viable and credible competitive service for national chains. Alliances in the cross-branding of DMX include: Bose Corporation for packaged sound systems; AT&T Tridom in VSAT data and video network applications; and PrimeStar and AlphaStar for entertainment, news information and sports TV video services. The DMX national account sales team works in conjunction with these strategic sales alliances to cross-promote services and to make joint sales presentations in selling packaged business communication services and products.

  OWNED AND OPERATED ACCOUNTS   In May 1995, the Company launched its first
owned and operated sales group ("O&O") in the Southern California market, covering a seven county area extending from Ventura to San Diego. The O&O sells DMX and related business communication services and products direct to both local and regional chain accounts located in its territory through its own sales, installation and service team. The O&O also generates revenue from sound system equipment sales and labor sales from installations and handles all equipment set-up and follow-up service for new and existing accounts. The O&O's customer contracts are for a monthly fee generally ranging from $55 to $150 depending on many factors such as number of locations and the number of receivers installed in the business, and length of contract. The O&O's average contract term is 48 to 60 months. The O&O continues to grow at a rapid pace as it continues to increase its penetration of the Southern California commercial marketplace.

  NATIONAL CUSTOMER SERVICES CENTER   The support services required by the
music subscribers of the national account and O&O Sales Departments are very specialized and require a highly trained music consultant to support their music needs, as well as general field installation and service requirements for music, sound system and related communication equipment. With the growth of national and O&O accounts and the addition of DMX-Disc to all sales channels, which requires direct customer service center support, the Company is in the process of establishing an internal Customer Services Center within the Commercial Division. The National Customer Services Center will provide ongoing professional management, training and support required to ensure that DMX for Business subscribers receive the high quality service demanded by the competitive commercial marketplace. The Company's existing National Contractor Network will be utilized to provide field service to these subscribers as required.

INTERNATIONAL BUSINESS.
----------------------

  The Company actively seeks prospective strategic partners interested in distributing DMX in foreign markets. The Company has entered into licensing and royalty arrangements in Europe, Canada, Australia, Latin America, the Caribbean and Sub-Saharan Africa and is currently in the process of evaluating other possible joint relationships to enhance the international distribution of DMX.

EUROPE.

  The Company has entered into definitive agreements providing for the disposition of DMX-E to Jerold H. Rubinstein, its Chairman and Chief Executive Officer of the Company. The Company will retain a ten percent equity interest in DMX-E, which will have an exclusive five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union, and in the

Middle East and will have the right to use the Company's trademarks for two years. In addition, Mr. Rubinstein has agreed to guaranty certain obligations of the European operations for satellite-uplink capacity (which guaranty will be secured by a pledge of the Company's Common Stock owned by Mr. Rubinstein). The Company had previously determined to cease financial support for its European operations and, in the absence of some other arrangements to provide financial support to those companies, to place them in receivership. Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. If DMX-E cannot be reorganized, then Mr. Rubinstein intends to organize the operations under a new company to distribute the music service on essentially the same terms and the Company will subscribe for a ten percent equity interest in the new venture. (See "Business - Recent Developments".)

CANADA.

     The Canadian cable market is comprised of approximately 7.6 million basic cable subscribers which represents approximately 76% of households passed by cable. Pay service penetration, including extended basic service penetration, reached approximately 88% during 1995 according to Media STATS September 1995 data. In addition to the residential subscriber potential for DMX, the Canadian market has approximately 920,000 businesses, according to Statistics Canada.

     In 1992, Shaw Communications Inc. ("Shaw"), the second largest MSO in Canada, entered into a licensing and royalty agreement with the Company which provides for a monthly per subscriber royalty for both residential and commercial distribution. The Company, through its subsidiary 450714 B.C. Ltd. is a partner in the "The DMX-Canada Partnership" ("DMX-Canada"), a partnership with DMX-Canada Ltd., an affiliate of Shaw. DMX-Canada is the operating entity that distributes the DMX service in Canada and its territories.

     The residential DBS direct-to-home market in Canada is regulated by the Canadian Radio/Television and Telecommunications Commission ("CRTC"). During 1996 the CRTC issued a license to the Company to provide subscription-based music service to homes in Canada. This came after a long review process initiated after the original license was revoked by the CRTC. DMX will be offered by DMX-Canada to residential subscribers once the Company has determined the special programming requirements as mandated by the CRTC for the Canadian residential market.

     The CRTC does not regulate programming delivered to commercial establishments by direct broadcast satellite. DMX-Canada launched DMX for Business by DBS in November 1994, and has acquired over 2,000 commercial subscribers in Canada since that date.

     In addition to forming DMX-Canada, Shaw has invested in DMX Inc. by purchasing stock in private placements and making open market purchases, and currently holds approximately 14% of the outstanding Common Stock of the company.

LATIN AMERICA AND THE CARIBBEAN.

     Commencing in 1997, DMX will be carried on Sky-LA in Mexico, all of Central and South America, and parts of the Caribbean. (See "Business - Goals and Strategies".)

AFRICA.

     During 1995, the Company reached an agreement with TML-Bluestar ("TML-B"), a South African joint venture company, for distribution of the DMX service in Sub-Saharan Africa. TML-B then entered into a licensing arrangement with MultiChoice Africa ("MultiChoice"), for distribution of DMX to MultiChoice subscribers by Ku-Band DBS. MultiChoice is the only subscriber management services ("SMS") provider in South Africa, and offers SMS services to more than 2 million pay TV subscribers in Africa and Europe. In South Africa alone, MultiChoice provides SMS to approximately 950,000 subscribers, according to data provided by MultiChoice.

     TML-B launched DMX in December 1995 and carries 40 music formats. DMX is sold to both residential and commercial subscribers in exchange for per subscriber license fees. DMX is being included as part of the MultiChoice basic package of digital audio and video programs distributed via satellite to customers in South Africa. The Company does not incur any incremental costs in providing the signal for distribution to this market, nor is it responsible for the payment of music rights, pursuant to the terms of its agreement. TML-B plans to expand its distribution throughout other territories in Sub-Saharan Africa as these areas develop. Currently TML-B has over 50,000 subscribers.

ANCILLARY BUSINESS OPPORTUNITIES.
--------------------------------

     The Company is engaged in discussions with various potential strategic partners to develop other ancillary business opportunities related to its core DMX service. The ancillary businesses would represent an opportunity to take advantage of the existing technology and programming infrastructure developed by the Company for DMX.

     The Company is currently testing a digital downloadable satellite messaging system ("DMX Adnet") that will be made available for multiple location commercial sales through the National Accounts, O&O and Affiliate sales channels in 1997. The system is compatible with the DMX/DBS music system and allows for scheduling and playing of pre-recorded messages, known as "Storecasting" over the DBS system.

THE SUPERAUDIO SERVICE.
----------------------

     In May 1990, the Company entered into a joint venture agreement with Jones International, Inc. ("Jones"), the eighth largest MSO, for up to fifteen years to distribute Superaudio, a basic cable audio service. Each company owns a 50% interest in the joint venture. The joint venture began operation in July 1990 and combined the Company's basic cable audio service, TEMPO sound, with its only direct competitor, Galactic Radio. In connection with the joint venture arrangement, Jones provides both satellite space and uplinking service for Superaudio.

     Superaudio is a basic cable audio service which is distributed in analog fidelity and currently provides nine formats of popular music and information services, including news, children's programming and a reading service for the visually impaired. The programming line-up includes the use of announcers and some limited commercial announcements. The Superaudio service is distributed by satellite from Jones' studio facilities in Englewood, Colorado to cable systems, which deliver it to their cable subscribers.

     The joint venture has entered into affiliation agreements with cable operators which provide for a monthly license fee per basic subscriber to be paid to Superaudio. The service is generally marketed as a basic cable audio service at no additional charge to the subscriber. However, ultimate product placement and retail pricing is left up to the individual cable operator.

PROGRAMMING.
-----------

     The Company believes that the primary consumer appeal of DMX is its superior programming content. The Company has carefully researched and refined each of its current 91 custom designed music formats. In contrast to radio, the programming content of the DMX service is continuous music, without commercial or other interruption, made available in distinct formats that are more narrowly tailored to fit the music listener's specific taste. DMX is delivered in CD standard fidelity.

     DMX appeals to a wide variety of listeners by providing multiple music formats within each music genre. By offering defined music formats, DMX subscribers can easily select the formats that appeal to them most. For example, a classical music enthusiast may enjoy symphonies and chamber music, but may not have the same interest in opera. DMX allows listeners to make these musical choices without compromising their listening experience. The following table shows the current format offering by genre:

CLASSICAL                      LATIN                                 U.S. OLDIES
 Symphonic                     *Cumbia                                50's Oldies
 Chamber Music                 *Latin Contemporary                    60's Oldies
*Opera                          Tejano                               *70's Oldies
*Lite Classical                 Salsa                                *80's Oldies
*Classical Guitar              *Mariachi
                               *Flamenco Music                       INTERNATIONAL
JAZZ                           *Brazilian Music                      *German Oldies/Schlager
 Lite Jazz                     *Rock en Espanol                      *German Folk Music
 Classic Jazz                                                        *German Rock
*Dixieland                     URBAN                                 *German Easy Listening
*Jazz Vocal Blends              Urban Adult Contemporary             *French Hits
*Acid Jazz                      Dance                                *Riviera
                                Reggae
ROCK                           *R&B/Rap Hits                         *U.K. Hits
 Classic Rock                   Gospel                               *Euro Hits
 Folk Rock                     *Motor City Sound                     *Euro Oldies
*Power Hits                     Rap                                  *Dutch Hits
 Album Rock                     Traditional Blues                    *Flemish Music
 Heavy Metal                                                         *Caribbean Music
 Alternative Rock              SPECIALTY                             *Greek Music
*New Music                      New Age                              *Norwegian Music
                               *Contemporary Christian               *Danish Music
POP/ADULT CONTEMPORARY         *Contemporary Blues                   *Hebrew Hits
 Adult Contemporary            *Folk Music                           *Italian Hits
 Love Songs                     Christian Inspirational              *Traditional Italian Music
 Great Singers                 *Children's                           *African Rhythms
 Beautiful Instrumentals       *Environmental Sounds                 *Japanese Music
 Show Tunes                    *Holiday Music                        *Chinese Music
*Movie Sound Tracks            *Beach Party                          *Canto Pop
*Soft Hits                     *The Mirage Channel**                 *Turkish Music
*Contemporary Instrumentals    *Cajun                                *Indian Music
*Piano                                                               *Polka
*New Adult Contemporary        COUNTRY                               *World Beat
 Big Band/Swing                 Modern Country                       *Oriental/Eastern Mediterranean
 Hottest Hits                   Traditional Country                  *Hawaiian Music
                                *Bluegrass

           *(triangle)Expanded formats available only on DBS service **The Mirage Channel is for the exclusive use of Mirage Resorts
            Incorporated

          The Company seeks consumer feedback on DMX programming to help determine when to add or change formats to meet the ever changing tastes of its listeners. The Company uses an 800 number for DMX subscribers to call as a means of gathering customer's suggestions, addressing technical problems or complaints and at the same time providing the Company with demographic and subscriber preference information.

          The Company programs its music using an in-house programming staff. This staff is responsible for music research, on-going acquisition of new music material, programming, scheduling and interfacing with the Company's studio operations where the DMX service is originated. The Company has developed a sophisticated proprietary system of programming, originating and distributing the DMX service. This process involves the use of proprietary software and hardware for selecting songs and encoding the music information into a data stream, which then is uplinked to the Company's satellites for delivery to its cable affiliates and DBS customers. The same programming process is used in developing DMX-Disc custom four hour CD's, which are maintained in a library catalogue for replication and distribution to the Company's DMX-Disc customers.

COMMERCIAL PROGRAMMING.
----------------------

          The Company believes that the primary commercial appeal of DMX is its superior programming and available choice of music. In contrast to radio, DMX provides continuous music, without commercials or other interruptions, made available in distinct formats that are tailored to fit the commercial account's specific business atmosphere.

          DMX appeals to a wide variety of businesses by providing multiple music programs within each music format. To help DMX subscribers in selecting the appropriate music for their business, DMX for Business utilizes its proprietary music application program (MAP(TM)). MAP assists DMX subscribers in analyzing their business image, demographics and desired energy level to create a custom music program to enhance the business' atmosphere, making it simple to tailor the audio atmosphere of any business.

          In conjunction with the launch of DMX on a Ku-Band satellite, the Company expanded its DMX programming from the 30 formats available by cable to a 120 channel capacity DBS system. There are currently 91 channels available for commercial subscribers and the Company plans to continue expanding its music line-up. The Company believes this will further enhance the appeal of DMX by offering greater choice and flexibility to commercial subscribers. This will increase the likelihood of a subscriber finding more DMX programs to match its music needs, thereby choosing DMX over a competitive service. As part of the DMX programming process, the programming staff constantly reviews and modifies the programming line-up to meet the needs of its commercial subscribers.

RESIDENTIAL MARKETING.
----------------------

          The Residential Division's primary marketing focus is to support cable operators and other DMX distributors by providing creative and integrated marketing campaigns and expert music consulting advice. DMX Inc. has developed various marketing campaigns, in addition to ongoing special promotions, to assist cable operators with the acquisition and retention of DMX subscribers.

          A typical acquisition program's target marketing materials include such items as newspaper and cable guide advertising; point of purchase materials; demonstration units; direct mail inserts; 30 second commercial television spots in addition to a 15 minute infomercial; training programs for affiliate customer service representatives; specialty holiday promotion materials; and press releases and assistance with public relations events. Retention materials include: A listener's guide to promote product understanding; a DMX.(triangle)DJ(R) program guide explaining the use of the DMX.(triangle)DJ and format description.

          In 1995, the Company launched a DMX web site on the Internet. The web page is informational and provides the user with information such as: "What is DMX", "Music Charts", "Contests", "Music Central" and more, which covers programming, how to get DMX, cable distributors, DBS information, residential and commercial information, as well as many other related topics, like DMX merchandise. Access to the DMX web site also acts as a gateway to other related music companies' web sites on the Internet. In 1996 "What's on DMX" was added to the web site, allowing users to see information on the last five songs played on any channel of DMX at any given time. The DMX web site will undergo continued development to create cross promotional tie-ins, new product development information, and many other ancillary topics to provide DMX subscribers with a vast array of music and DMX related information. The DMX web site can be accessed at http://www.dmxmusic.com.

COMMERCIAL MARKETING.
--------------------

          The Commercial Division's marketing strategy is to create and implement marketing and promotional programs that establish DMX as the branded name and recognizable leader in digital music services. This is being accomplished through the development and deployment of one of the industry's best sales training, sales management, and sales support programs; business-to-business marketing programs; and the development of a unique multimedia network of digital business communication services through strategic sales and marketing alliances with some of the world's most recognized companies.

          DMX for Business Affiliate marketing programs include: sales literature, trade advertising, participation in local trade shows, and direct mail. Within National Accounts and O&O, the Commercial

Divisions' marketing programs include attendance at national trade shows, trade advertising, and direct sales through presentations, demonstrations and trials of DMX for business. DMX also has marketing relationships with: Bose Corporation, one of the world's leading manufacturers of consumer and professional packaged sound systems and loudspeaker products; AT&T Tridom for VSAT data and video network applications; Audiocom, one of the nation's leading providers of customized business messaging, for message production services; and Philips Electronics, a co-developer and leading manufacturer of compact disc technology, including the DMX-Disc CD-I players. All of these relationships form a powerful alliance for the delivery of multimedia services to the commercial marketplace and have validated DMX as a premiere digital music service in the commercial market. In addition, the sales and marketing teams of each organization have increased DMX's market presence and brand identification and have added reciprocal value to each other through the distribution of these packaged services.

          In the summer of 1996, the Company was the official programmed music supplier to the Olympic Games in Atlanta, Georgia. This opportunity provided the Company with substantial brand name exposure and demonstration opportunities. Many of the Olympic sites, including the athlete's villages, sports arenas, hospitality areas, transportation centers and plaza areas were equipped with DMX. The Company provided all of the 200 national anthems required at the medal ceremonies by using its proprietary DMX-Disc technology. As part of the Olympic Games cross-promotion, DMX developed the Olympic Channel, appropriately located on channel 96. The Olympic Channel, designed specifically for use at the Olympic Games, was made available to DMX subscribers in 1996 and included inspirational regional and international songs and featured songs from a special five CD set of Olympic music produced by the Atlanta Committee for the Olympic Games, Inc.

TECHNOLOGY.
----------

          The Company owns certain patents to its technology as well as to jointly developed technology used in the origination, distribution and reception of DMX via cable, DBS, and DMX-Disc. Affiliated cable operators use special equipment designed to receive the DMX signal and then deliver it over the existing cable network to cable subscribers in the affiliated operator's system. Each subscriber must be equipped with a special DMX cable tuner (the "DM-2000" tuner), which is designed to connect to the existing coaxial cable used for other cable programming services and to any commercial stereo system using industry standard audio jacks. Subscribers receiving DMX via direct broadcast satellite must be equipped with a small satellite dish antenna and a DMX DBS receiver (the "DR-200" receiver), which like the DM-2000 tuner connects directly to any stereo system. Either tuner allows the subscriber to select any of the available formats at any time. The tuner can be controlled manually, or by a hand held remote control device. One such remote control device, the DMX.(triangle)DJ(R), compatible with both tuners, provides the subscriber with complete programming information about any song being heard on DMX. The information is shown in a display window on the DMX.(triangle)DJ using a liquid crystal display ("LCD"). Programming information provided includes: song title, artist, composer, album title, record company label, DMX identification number and chart position, if any. A basic remote control is also available which controls the necessary functions on each tuner, but does not include the display of programming information.

          DMX is transmitted using multiple distribution technologies based on various compression algorithms which allow the signal to be delivered to the subscriber in CD quality fidelity. These compression technologies are known as SuperSound, AC-3 and MUSICAM. The SuperSound scheme is currently used for U.S. and European cable transmission. AC-3 is currently used for U.S. DBS transmission. MUSICAM is used for European DTH transmission and will ultimately replace SuperSound for European cable transmission. The Company expects to be in a position to offer the U.S. Cable operators currently using SuperSound the option of migrating to AC-3 or MUSICAM, based on the standard adopted for the U.S. market as digital compression technology becomes widely-used.

ADVANCED SECURITY.

          The digital audio signal is encrypted (scrambled) at the point of origin and encoded using a proprietary algorithm. Decryption (descrambling) takes place in the subscriber's reception equipment, using a custom circuit that also decodes the audio signal and controls the unique addressing of each unit, in addition to controlling features such as day-parting.

RESEARCH & DEVELOPMENT.
----------------------

          DMX Inc. views its research and development efforts as a key component of maintaining its leadership position in digital audio. In order to keep its technology at the forefront and to deliver DMX using multiple distribution paths, the Company is continuing research and development activities which include refinements to its residential and commercial DBS technology and the development of AC-3 and MUSICAM compression compatible technology for use in distribution of its cable delivered signal.

          An example of recent Research and Development efforts was the design and testing of the DMX Adnet Storecasting system as well as the development of the "What's on DMX" addition to the Company's web page. In addition, the Company will continue to develop enhancements to the DMX service and other upgrades to its technology as may be required. The Company is currently testing its audio encoding for compatibility with HITS, and has been through a series of technology revisions since testing commenced in August 1996. The audio signal is Dolby AC3 encoded under the M-Peg transmission technology, to be compatible with the General Instrument digital boxes being used with HITS. There will be 40 DMX channels offered as part of the "All TV" HITS package. The current DMX.(triangle)DJ is in the process of being redesigned as the existing remote does not work with the new digital boxes.

SATELLITES.
----------

          C-BAND TRANSMISSION   The Company sub-leases space on a U.S. domestic
communications satellite known as Satcom C-3, Transponder 24. The sub-lease was entered into in December 1992 with a subsidiary of TCI, Western Tele-Communications, Inc. ("WTCI"), which in turn has leased the satellite transponder from GE American Communications, Inc. ("GE"). The Company began using the satellite in Spring 1993. This satellite is used by other cable industry program providers and its signal can be received by most U.S. cable operators. The satellite areas of coverage include Hawaii, Alaska, Mexico and Central and Northern South America.

          KU-BAND TRANSMISSION   In March 1996 DMX completed the signal
migration from the AT&T Telstar 401 satellite to the AT&T 402R satellite. The satellite sub-lease, was entered into in May 1994 with WTCI, which in turn has leased the satellite transponder service operated by AT&T SKYNET.

          EUROPEAN TRANSMISSION   In 1994, the Company entered into an agreement
with WTCI for the sub-lease of satellite space on an international C-Band satellite known as TDRS. The DMX signal is uplinked to the TDRS satellite directly from the Company's studio and uplink facility in Littleton, Colorado.

MUSIC RIGHTS.
------------

          The Company has entered into agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music Inc. ("BMI"), and SESAC. The agreements provide for performance royalties to be paid by the Company for all music played on DMX in the United States.

          The Company's agreement with ASCAP for commercial distribution was previously governed by an interim industry wide agreement. A final form of agreement covering commercial distribution was finalized in 1995. The Company signed that agreement and thus, effected a new agreement term through May 1999. The Residential Agreement is currently governed by an interim, industry wide agreement which will remain in effect until such time as new industry rates are determined. During 1995, the Company entered into a new residential agreement with BMI, with a term extending through September 30, 1999. The Company's agreement with BMI for commercial distribution has expired, and the Company is currently operating under a month-to-month extension. DMX is part of an industry-wide negotiating group currently discussing renewal terms, and expects this to be finalized in the near future. The Company's agreements with SESAC for residential and commercial distribution both expire in June 1997, and the Company expects these agreements to be renewed on substantially the same terms.

COMPETITION.
-----------

          Digital audio services compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as radio, other pre-recorded music services, on-air television, basic and premium television services, and in-home video and audio systems. Competition for cable system relationships to increase distribution is based primarily on the relative quality and quantity of programming, financial strength, quality of marketing to attract and retain subscribers, technical reliability and performance and the overall cost of the services to affiliated distributors taking into account the purchase cost of the hardware, the operating cost of the technology and the monthly license fees.

          The Company currently has one main competitor in the residential marketplace, Music Choice, formerly known as Digital Cable Radio, a digital audio service similar to DMX. The Company principally competes for third party cable and DBS affiliations with this competitor. Once a decision is made to affiliate with a digital audio provider, a substantial capital investment must be made in cable system headend receiving equipment and individual subscriber tuners and remote controls which are unique to that digital audio provider's service. In addition, the channel capacity of many cable systems might not permit the systems to carry two digital audio services. In addition, most of the Company's affiliation agreements prohibit a distributor from offering a competitive music service. Therefore, the Company believes it is unlikely that a cable operator or other affiliated distributor would introduce a competitive digital audio service and, to date, none has done so. As a result, the Company does not directly compete with Music Choice for subscribers once an affiliation agreement is signed.

          In the direct-to-home residential DBS marketplace, DMX is carried on the PrimeStar and AlphaStar DBS networks. Music Choice is carried on DirecTV. Muzak, one of the Company's competitors in the commercial marketplace, secured DBS distribution with Echostar Communication Corporation's DISH Network. The Company recently announced that Sky-LA and ASkyB will carry DMX. Sky-LA is expected to be introduced in Latin America in April 1997. ASkyB is expected to be introduced in the USA in late 1997. (See "Business - Goals and Strategies".)

          The Company also has competition in the commercial marketplace from other pre-programmed business music providers, such as Muzak and AEI. However, the distribution technology and the quality and quantity of music programming is significantly different. As an example, Muzak does not offer cable distribution and only has 16 channels on its standard analog DBS system. Although Muzak does have 30 channels on the Echostar Dish Network, that service does not provide the management control functions required by the commercial marketplace. AEI only offers 6 channels from its analog DBS service. Also, all other competitors offer fewer music programming options, compared to DMX's 91 options available on DBS. DMX for Business is competitively priced with other business music services.

          DMX-Disc, the Company's proprietary CD technology, provides an additional distribution method to better compete in situations which require an on-premise music service solution. This technology is vastly superior to the tape programs offered by AEI and Muzak, and the only competitor to offer a similar product is AEI which also offers an on-premise CD system.

          As a result, the Company believes that it has a substantial advantage over the competition due to more flexible distribution methods and the depth and quality of music programming offered to business music users through DMX for Business. These competitors, to date, have not presented the Company with material problems in negotiating contracts with favorable financial terms.

REGULATION.
----------

          DMX Inc.'s operations generally are not of a type subject to regulation by any government agency other than the routine regulations applicable to any business. As a programming provider, however, there are certain related regulations that affect the Company.

          Although programming providers, such as DMX Inc., are not directly regulated by the Federal Communications Commission ("FCC"), the operations of cable television and satellite distribution systems are subject to the Telecommunications Act of 1996 (the "Telecommunications Act") which replaced the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984, as amended (the "Cable Act"), and to regulation thereunder by the FCC. Any laws or regulations that adversely affect satellite or transmission services, copyright or royalty agreements, or which would have an adverse effect on the growth of the cable television and satellite industries may also have an adverse effect on the Company.

          The comprehensive overhaul of the Communications Act of 1934 undoubtedly will have an effect on cable television. The Telecommunications Act removes regulatory restrictions which for years have kept the cable, telephone, long distance and broadcast industries segregated. The reforms also provide for removal of the price controls on cable television rates within three years of enactment. It is still unclear if the changes made will significantly affect programmers, such as DMX Inc.

PROGRAM ACCESS AND CARRIAGE AGREEMENTS.

          Called "the most successful" provisions of The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), program access and carriage agreement provisions aimed at protecting programmers, and ultimately consumers, from discriminatory practices by cable system operators, affect programmers such as the Company. For example, cable operators are prohibited from requiring or coercing programmers to give them exclusive carriage agreements, unfair pricing or financial interests in the programming company in exchange for carrying a particular programming services. While these provisions generally benefit the Company by guaranteeing it access to a broader market, the MSOs with which the Company has affiliation agreements, and which have ownership interests in the Company, are also subject to these provisions and may not discriminate against other programmers for the benefit of the Company.

          In the 103rd and 104th Congress, legislation was introduced which would repeal the program access requirements of the 1992 Act; however, those efforts have been unsuccessful to date and any future action is uncertain.

COPYRIGHT AND ROYALTY PROVISIONS.

          On November 1, 1995, President Clinton signed into law Senate Bill 227, the Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act"). The law amends U.S. copyright law to provide sound recording owners with an exclusive performance right in sound recordings that are performed by means of subscription service digital transmissions. The legislation was drafted to protect performers and copyright owners in sound recordings, who were potentially disadvantaged by the birth of the digital subscription services.

          The 1995 Act establishes a new right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings. The 1995 Act provides a compulsory license for non-interactive subscription services, but does not provide a compulsory license for interactive services which allow the listener to select performance of a musical piece based on a menu or schedule. As a general matter, the digital performance right does not apply to traditional radio and TV broadcasts, background music services such as MUZAK, or to music transmitted at restaurants, department stores, hotels or amusement parks in the traditional manner.

          The Company is currently in the process of negotiating the terms of this new required royalty which will apply only to the Residential area of the business and has made provisions using an estimated rate. The Company is not aware of any new legislation that may be introduced in 1997 which would adversely impact its business. Any other changes in U.S. law or regulations which would impose new or higher royalty fees, or cause compliance with copyright and royalty regulations to be more burdensome, could have a material adverse effect on DMX Inc.

TRADEMARKS.
----------

          The Company has filed for worldwide trademark registration (including DMX, Digital Music Express, DMX for Business, DMX.(triangle)DJ, and through its joint venture with Jones, Superaudio). The Company believes that its trademarks are valuable properties and intends to defend them vigorously.

          Under the Company's agreements for the disposition of DMX-E to Jerold Rubinstein, the European company will have the right to use the Company's trademarks for two years following the consummation of the transaction.

PERSONNEL.
---------

     As of December 15, 1996, the Company had 134 full-time employees, 29 of whom were engaged in administration, 66 in sales and marketing, 32 in studio and programming and 7 in engineering. The Company's employees are not covered by any collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

RECENT DEVELOPMENTS.
-------------------

TCI PROPOSAL TO ACQUIRE DMX INC.

     On August 30, 1996, the Company received an unsolicited proposal from TCI proposing the merger of the Company with a TCI subsidiary. Following receipt of the proposal, the Company established a special committee of its Board of Directors to consider the proposal and retained Houlihan Lokey Howard & Zukin to act as its financial advisor. The Company is currently negotiating the terms of a definitive merger agreement with TCI, which owns approximately 45% of DMX Inc.'s outstanding stock. The merger agreement would provide for a merger in which DMX Inc. would be acquired by a new corporation ("Music Co.") to be formed by TCI pursuant to which the shareholders of DMX Inc. would receive Class A Common Stock of Music Co. representing approximately 19.25% of the total outstanding shares of Music Co.'s Class A Common Stock and Class B Common Stock. The Class A Common Stock would be identical to the Class B Common Stock to be held by TCI except that each share of Class B Common Stock would have ten votes on all matters while shares of Class A Common Stock would have one vote. In connection with the merger and the issuance of the Class B Common Stock to TCI, TCI would cause certain affiliates to contribute and transfer to Music Co. all of their respective rights, title and interest in certain specified assets. To the extent that Music Co.'s Class A Common Stock does not trade at or above $2 per share for at least twenty consecutive trading days during the first year following the merger, holders of the Class A Common Stock would have the right, exercisable during the 30 day period beginning on the first anniversary of the merger, to require TCI to purchase such Class A Common Stock at a price of $2.00 per share, payable at TCI's option either in cash or shares of TCI's TCI Group Series A Common Stock. In connection with the merger negotiations, the Company is negotiating with TCI for a $3.5 million loan to purchase, or reimburse the Company for the purchase of, tuners and related equipment.

DISPOSAL OF DMX-E.

     The Company has entered into definitive agreements providing for the disposition of DMX-E to Mr. Jerold Rubinstein, the Company's Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union, and in the Middle East and will have the right to use the Company's trademarks for two years. In addition, Mr. Rubinstein had agreed to guaranty certain obligations of the European operations for satellite uplink capacity. The Company had previously determined to cease financial support for DMX-E operations and, in the absence of some other arrangements to provide financial support to DMX-E, to place them in receivership. Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. If DMX-E cannot be reorganized, then Mr. Rubinstein intends to organize a new company to distribute the music service on essentially the same terms and the Company will subscribe for a ten percent equity interest in the new venture.

     At September 30, 1996 the estimated loss on disposal of DMX-E was accounted for in the Company's consolidated financial statements.

Item 2.  PROPERTIES.
         -----------

     The Company's corporate offices are located at 11400 West Olympic Boulevard, Suite 1100 and Suite 1400, Los Angeles, California 90064-1507. The five year lease agreement expires in September 2001 and contains a five year renewal option. The premises are approximately 26,505 square feet and the monthly rental rate is approximately $47,700, which is subject to certain cost of living adjustments and pro rata property taxes.

   The Company maintains a regional sales and marketing office in New York City, located at 342 Madison Avenue, Suite 902, New York, New York 10173-0002. The New York regional office occupies approximately 2,500 square feet and the monthly rental rate is approximately $4,500. The five year lease expires in January 1998.

   The Company leases studio facilities in Colorado for the origination and uplinking of the DMX service. The studio is located in TCI's National Digital Television Center at 4100 East Dry Creek Road, Littleton, Colorado 80122. The six year lease agreement with WTCI, a subsidiary of TCI, is subject to the Company's right to terminate the origination and uplinking services at any time with 60 days prior notice and upon payment of early termination fees. WTCI charges the Company approximately $78,000 per month, which includes approximately $6,400 for space rental and $72,000 for satellite uplinking services, of which, approximately $25,000 is related to DMX-E and is paid by DMX-E (although the Company is obligated for these charges). In addition, WTCI has provided, via a capital lease with interest at 9.5%, up to $2.2 million for studio equipment at the facility, of which approximately $2.2 million had been expended at September 30, 1996.

   The Company leases engineering facilities in Southern California located at 3551 Voyager Street, Suites 104 D and F, Torrance, California 90503. These facilities contain approximately 4,400 square feet and the monthly rental is $3,400. The lease expires in January 1997. The Company is currently in negotiations to extend the terms of its lease, but no definitive agreement has been reached beyond a month-to-month term.

   The Company maintains a regional sales office in Schaumberg, located at 2300 North Barrington Road, Suite 555, Schaumberg, Illinois 60195. The office is approximately 1,062 square feet and the monthly rental rate is approximately $1,600. The five year lease expires in January 2001.

   The Company maintains a regional sales office in Seattle, located at 1417 Fourth Avenue, Suite 800, Seattle, Washington 98101. The Company also manages its DMX-Disc operations from this location. The office is approximately 2,400 square feet and the monthly rental rate is approximately $2,700. The five year lease expires in November 2001.

   The Company maintains its Southern California O&O sales office in Irvine, located at 15235 Alton Parkway, Suite 100, Irvine, California 92618. The office is approximately 4,280 square feet and the monthly rental rate is approximately $3,000. The four year lease expires in July 1999.


Item 3.  LEGAL PROCEEDINGS.
         ------------------

   From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. Although some of these actions could be expected to involve claims for substantial amounts, except as set forth in the next paragraph, the Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on its financial condition or results of operations.

   On September 8, 1996, a purported class action lawsuit entitled Brickell
                                                                   --------
Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R.
--------------------------------------------------------------------------------
Shaw, Sr., Kent Burkhart, J.C. Sparkman, Menon Bhaskar, DMX Inc., and Tele-
--------------------------------------------------------------------------
Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery
--------------------
Court alleging, among other things, that the proposed acquisition of the Company by TCI is wrongful, unfair and harmful to the Company's public stockholders and seeking to enjoin the consummation of the Merger. The Company believes that this action is without merit and intends to defend it vigorously.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

       There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

       The Company's Common Stock currently trades on the Nasdaq National Market System under the symbol "TUNE".

       The following table sets forth the range of high and low sales prices during each quarter presented of the Common Stock as reported by Nasdaq.

     Quarter Ended        High    Low
     -------------        ----    ---
     December, 1994       3.000   1.500
     March, 1995          4.000   2.438
     June, 1995           3.375   2.000
     September, 1995      3.313   2.125
     December, 1995       3.000   2.125
     March, 1996          2.875   1.750
     June, 1996           2.250   0.813
     September, 1996      1.938   0.563

      On December 31, 1996, the closing price reported by Nasdaq was $1.031. Stockholders are urged to obtain current market quotations for the Common Stock. As of December 31, 1996 there were 434 Stockholders of record of the Company with approximately 55% of the shares held in "street name."

Dividends.
---------

      No dividends have been paid to date by the Company. Management of the Company does not intend to pay any cash dividends in the foreseeable future; rather, it is expected that the Company will retain any earnings to finance its operations and growth.

Item 6.  SELECTED FINANCIAL DATA.
         ------------------------

       The following is a summary of selected financial data. See the financial statements included herein for more detailed information.

                                                               Fiscal Year Ended September 30,
------------------------------------------------------------------------------------------------------------------
                                               1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenue                                 $   17,326,603     12,773,384      9,377,059      4,792,527        773,861

Operating, selling, general and
 administrative expenses                    30,460,622     22,166,898     20,558,849     17,726,103     27,306,904

Depreciation and amortization                1,883,415      1,341,775      1,065,666        790,229        565,694

Loss on disposal of DMX-Europe N.V.          7,153,278            --             --             --             --
                                        --------------------------------------------------------------------------

Net operating loss                         (22,170,712)   (10,735,289)   (12,247,456)   (13,723,805)   (27,098,737)

Equity earnings in Galactic/TEMPO              197,227        306,640        223,852        143,622        283,889
Equity loss in DMX-Europe N.V.             (11,852,650)   (13,271,599)    (4,746,239)    (3,553,932)           --
Interest income (expense), net                (188,507)        73,540         38,168         85,943        482,974
Other income (expense), net                    159,865        547,179        226,461        640,197       (108,530)
                                        --------------------------------------------------------------------------

Net loss                                $  (33,854,777)   (23,079,529)   (16,505,214)   (16,407,975)   (26,440,404)
                                        ==========================================================================

Loss per share                          $        (0.68)         (0.60)         (0.48)         (0.52)         (0.90)
                                        ==========================================================================

BALANCE SHEET DATA (AT END OF YEAR)
Current assets                          $    7,719,069     12,122,658      9,650,493      3,102,741     10,972,178
Investments in Galactic/ TEMPO Sound
 Partnership                                   504,156        456,929        450,289        476,448        332,826
Goodwill, net of accumulated
 amortization                                4,500,658            --             --          15,459         41,960
Other assets, net of accumulated
 depreciation                                   99,148        166,419         55,169         54,000        219,141
Property and equipment, net of
 accumulated depreciation                    5,893,988      4,336,378      4,443,995      3,225,093      2,388,227
                                        --------------------------------------------------------------------------

Total assets                            $   18,717,019     17,082,384     14,599,946      6,873,741     13,954,332
                                        ==========================================================================

Current liabilities                     $   16,636,107      3,250,042      3,405,082      3,714,835      3,198,719
Royalty payable                              1,773,275      1,251,983        713,421        267,770         37,162
Deferred revenue                               295,461        376,395        418,540            --             --
Capital lease obligation                     1,401,426      1,446,085      1,502,990            --             --
Notes payable                                      --             --         201,090        382,545            --
Investment in DMX-Europe N.V.                      --      15,886,116      8,175,171      3,428,932            --
                                        --------------------------------------------------------------------------

Total liabilities                           20,106,269     22,210,621     14,416,294      7,794,082      3,235,881

Net stockholders' (deficit) equity          (1,354,250)    (5,128,237)       183,652       (920,341)    10,718,451
                                        --------------------------------------------------------------------------

Total liabilities and stockholders'
 equity                                 $   18,752,019     17,082,384     14,599,946      6,873,741     13,954,332
                                         ==========================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

SUMMARY OF PERFORMANCE.

       The net loss for the fiscal year ended September 30, 1996 was $33.8 million or $0.68 per share compared to $23.1 million or $0.60 per share for the fiscal year ended September 30, 1995. The increase in the net loss of $10.7 million primarily resulted from the Company's accrual for estimated loss on disposal of DMX-E of $7.2 million and the increased net loss resulting from DMX-E's operations of $3.5 million. The Company has entered into agreements which provide for the disposition of DMX-E to Mr. Jerold H. Rubinstein, its Chairman and Chief Executive Officer. The Company had previously determined to cease financial support of DMX-E and, in the absence of some other arrangements to provide financial support to those Companies, to place them in receivership. Accordingly, the Company has estimated the loss on the disposal of DMX-E in the accompanying consolidated statements of operations.

       The increase in revenues of $4.5 million or 35.6% was primarily attributed to the growth in commercial subscribers and growth in residential subscribers resulting from the launch of DMX on PrimeStar in the first quarter of the fiscal year.

       The Company continues to focus on expanding its market share in the commercial arena and continues to develop third party distribution relationships. In the first quarter of the 1996 fiscal year, DMX was launched by two third party distributors: PrimeStar and TML-Bluestar. PrimeStar initially offered eight DMX formats as a basic service to all PrimeStar subscribers for a per subscriber fee, and will be expanding the DMX format offerings to include both basic and premium tier options. TML-Bluestar is offering 40 music formats to all MultiChoice basic subscribers in Sub-Saharan Africa for a per subscriber license fee. The Company does not incur any incremental costs in providing the signal to TML-Bluestar for distribution, nor is it responsible for the payment of music rights. Additionally, DMX was launched on AlphaStar Television Network Inc. as a basic service for a per subscriber license fee in the latter part of the 1996 fiscal year.

RESULTS OF OPERATIONS.

REVENUE--DMX INC.
----------------

       The Company's revenues were generated from affiliated cable system subscriber fees for cable distribution of DMX to residential and commercial subscribers; affiliated cable system subscribers fees for DBS distribution to commercial subscribers; subscriber fees from third party DBS distributors; subscriber fees from the Company's DBS distribution through its DMX for Business, commercial national account sales program and owned and operated sales program; subscriber fees from the Company's launch of a DTH service through its DMX-Direct sales program; fees from the Company's recent launch of on-premise business music service, DMX-Disc; and fees earned from licensing and royalty arrangements in foreign markets.

       Total revenues for the fiscal year increased to $16.5 million in 1996 from $12.8 million in 1995. The $3.7 million or 29.1% increase was primarily attributed to: (i) increased residential subscriber fees resulting from the launch of DMX on PrimeStar in the first fiscal quarter of 1996 (this added source of revenue did not exist in the prior year); (ii) continued growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the affiliate sales, national accounts, and O&O groups; and (iii) increased other revenue representing equipment sales and lease revenue related to the growth and increased sales and marketing activity of the commercial sales group. In June, 1994, the Company launched on the Ku-Band satellite which enabled DMX for Business to gain access to nearly 100% of the business marketplace in the United States. Concurrent with this launch, the Company's commercial division implemented its national accounts sales program, and in May 1995 launched its first owned and operated sales group ("O&O") in the Southern California business market.

       Commercial subscriber fees represented approximately 36.0% as compared to 30.7% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively. Residential subscriber fees represented approximately 64.0% and 69.3% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 55% and 61% of total subscriber fees, for the years ended September 30, 1996 and 1995, respectively.

       Total revenues for the 1995 fiscal year increased to $12.8 million from $9.4 million in 1994. The $3.4 million or 36.2% increase was primarily attributed to increased commercial subscriber fees of 103% and an increase in residential subscriber fees of approximately 16.9%. Commercial subscriber fees represented approximately 31% and 20% of total subscriber fee revenue for the fiscal years ended September 30, 1995 and 1994, respectively. Residential subscriber fees represented approximately 69% and 80% of total subscriber fee revenue for the fiscal years ended September 30, 1995 and 1994, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 61% and 65% of total subscriber fees for the years ended September 30, 1995 and 1994, respectively.

REVENUE--DMX-E.
--------------

       The Company has not previously consolidated the operations of DMX-E and as such amounts for 1996 represent the activities from acquisition date of May 17, 1996 through September 30, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX-E.

OPERATING EXPENSES DMX INC.
--------------------------

       Total operating expenses increased to $39.5 million for the fiscal year ended September 30, 1996 from $23.5 million for 1995. The $16.0 million or 68.0% increase was primarily attributed to the inclusion of operating expenses and estimated loss on disposal of DMX-E. Additionally, the increase was attributed to increased sales and marketing expense of $1.1 million resulting from the expansion of the national accounts sales program and the O&O sales group; increased studio and programming expense of $1.2 million resulting from an increase in music rights commensurate with the growth in Subscribers and fee revenue, the increased number of music formats from 69 to over 90 channels, and increased satellite and uplink costs due to double illumination in December 1995 through February 1996, while the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite.

       Total operating expenses increased to $23.5 million for the fiscal year ended September 30, 1995 from $21.6 million for 1994. The $1.9 million or 8.8% increase was primarily attributed to increased studio and programming expense of $2.3 million, reflecting the transponder and uplinking expenses due to the Ku-Band satellite launch in June 1994 and increased music rights expense corresponding to subscriber fee revenue growth; increased sales and marketing expense of $969,000, due to new commercial sales programs; and an increased general and administrative expense of $614,000 primarily due to an increase in the provision for doubtful accounts. These increases were partially offset by the decrease in stock bonus expense of $2.0 million.

GENERAL AND ADMINISTRATIVE EXPENSES.

       General and administrative expenses include costs incurred to operate the Company's corporate office facilities, such as rent and insurance, personnel costs associated with the general corporate and finance staff, as well as outside professional fees for legal, audit and tax services.

       General and administrative expenses increased to $5.8 million for the fiscal year ended September 30, 1996 from $5.5 million for 1995. The $291,000 net increase was primarily attributed to net increases in personnel cost of $290,000 which included an increased performance bonus paid to the Chairman, a reclassification of a certain executive's compensation from sales and marketing to general and administrative, and increases due to additional staff which all occurred in the first half of the fiscal year and was partially offset by decreases in salaries because of an executive officer and other staff leaving the Company in the second half of the fiscal year. Other net changes in general and administrative expenses included increased legal fees of $161,000 and increased printing and investor materials of $100,000 due to the DMX-E merger and special shareholders meeting regarding such merger and other business development activities; partially offset by a reduction in occupancy expense of $77,000 which resulted from the negotiation of more favorable lease terms; decreased consultant fee expense of $74,000; decreased other shareholder relations expense of $63,000 and decreased public relations expense of $26,000.

       General and administrative expenses increased to $5.5 million for the fiscal year ended September 30, 1995 from $4.9 million for 1994. This $614,000 or 12.5% net increase was primarily attributed to the increase in provision for doubtful accounts of $543,000; an increase in personnel costs of $286,000, due to the use of temporary consultants and addition and replacement of staff, a performance bonus paid to the Chairman and normal salary adjustments; increase in rent of $49,000; less reductions in legal expense of $164,000 and public relations expense of $75,000 as the Company relied less on outside firms and established a public relations department internally.

SALES AND MARKETING EXPENSES.

       Sales and marketing expenses include costs incurred for both the residential and commercial sales divisions in connection with new cable system launches of DMX; the related cooperative funding provided to systems to assist their marketing efforts; the costs related to the marketing of DMX for Business; the accrual of the Scientific-Atlanta royalties; the sales and support staff and related expenses; and the development of marketing campaigns and materials.

       Sales and marketing expense increased to $8.6 million for the fiscal year ended September 30, 1996 from $7.4 million for 1995. The $1.1 million or 14.9% increase represented an increase of $477,000 in salaries and commissions resulting from increased sales and marketing activities of the Company's commercial division, which added sales and support staff for the national account sales program and the O&O group. Other sales and marketing expense increases primarily represented increased office, rent and telephone of $221,000 related to the commercial division expansion; increased travel and entertainment and convention and conferences totaling $363,000, reflecting growth in the sales force and direct marketing activities for both the residential and commercial divisions, including the Company's contribution and marketing activities related to the 1996 Summer Olympics.

       Sales and marketing expense increased to $7.4 million for the fiscal year ended September 30, 1995 from $6.5 million for 1994. The increase of $969,000 or 15.0% primarily represented increased salaries and commissions of $930,000 from the launch of the Company's DMX-Direct sales program during the year and the reallocation of the related executive's salary in charge of that program from general and administrative expense in the prior year and the building of the sales and support staff for the national account sales program and owned and operated sales program.

       Other fluctuations in sales and marketing expense during the fiscal year ended September 30, 1995 included an increase in installation costs of $100,000 related to commercial sales; an increase in the Scientific-Atlanta royalty accrual of $93,000 commensurate with the growth in cable subscriber revenue; increases in travel & entertainment expense of $100,000, postage and shipping of $96,000 and other miscellaneous office expense of $67,000, as the sales force grew and direct marketing for both residential and commercial divisions played a more significant role as compared to expenses incurred for new cable system launches and related cooperative funding provided to the cable systems in prior years. Marketing expenses related to new cable system launches and related cooperative funding provided to the systems decreased by $470,000.

STUDIO AND PROGRAMMING EXPENSES.

       Studio and programming expenses include costs incurred for music performance royalties, music research and programming of DMX formats, studio facility overhead, satellite transponder and uplinking expenses.

       Studio and programming expense increased to $9.0 million for the fiscal year ended September 30, 1996 from $7.8 million for 1995. The $1.2 million or 15.4% increase represented increased music rights expense of $776,000 commensurate with the growth in subscribers and fee revenue; increased uplink and satellite cost of $156,000, representing the cost of double illumination as the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite in the second quarter of the fiscal year. The remainder of the net increase of $231,000 represented increased salaries, program consultant expenses and the direct costs related to the Company's increase in music formats from approximately 69 to over 90 over the last year and DMX-Disc production cost incurred to establish the new on-premise DMX-Disc product line.

       Studio and programming expense increased to $7.8 million for the fiscal year ended September 30, 1995 from $5.5 million for 1994. The increase of $2.3 million or 41.8% primarily represented an increase in satellite transponder and uplinking expense of $1.4 million attributed to the Ku-Band satellite launch in June 1994; an increase in music rights expense of $616,000 commensurate with the growth in subscribers and fee revenue; and an increase in salaries of $243,000 reflecting added studio and programming personnel to manage the expansion to over 90 channels by the end of the year.

International Development Expenses.

       International development expenses include costs incurred for the continued development of DMX distribution opportunities outside of the United States.

       International development expense decreased to $2,000 for the fiscal year ended September 30, 1996 from $168,000 for 1995 as the Company did not focus on new development of DMX distribution in foreign countries, outside of Europe, as it had in previous years.

       International development expense increased to $168,000 for the fiscal year ended September 30, 1995 from $61,000 for 1994. The increase was primarily due to consulting fees and increased travel expenses related to business development, and the demonstration of DMX to potential foreign partners.

Research and Development Expenses.

       Research and development expenses include costs incurred for the ongoing development of new technologies and refinements of existing technology used in the distribution of DMX both in the U.S. and in Europe including the DTH technology developed for DMX-E's launch on the ASTRA satellite in 1995. Overhead and project development costs of the engineering department are allocated on a shared benefit basis with DMX-E.

       Research and development expense of $778,000 for the fiscal year ended September 30, 1996 remained comparable with the prior year's expense of $725,000 as the infrastructure for both the Company and DMX-E has been established and new development of major projects was curtailed.

       Research and development expense decreased to $725,000 for the fiscal year ended September 30, 1995 from $990,000 for 1994. The decrease was primarily attributed to the research and development department dedicating resources to the development of DTH technology for DMX-E which was charged to DMX-E.

Stock Bonus and Options Compensation.

       Stock bonus and option compensation expense for the fiscal years ended September 30, 1996 and 1995 was $550,000 and related to the extension of the exercise date to December 31, 1996 on options to purchase 350,000 shares of common stock granted to the Chairman in October 1990. The decrease in stock bonus and option compensation expense of $2.1 million to $500,000 for the fiscal year ended September 30, 1995 from $2.6 million for 1994 represented the compensation related to a stock bonus granted the Chairman in 1991.

Operating Expenses--DMX-E.
-------------------------

       The Company has not previously consolidated the operations of DMX-E and such amounts for 1996 represent the activities from acquisition date May 17, 1996 through September 30, 1996. As discussed below, the Company has decided to dispose or cease the operations of DMX-E.

Other Income (Expense).
----------------------

       Other income (expense) includes the Company's earnings or losses from its investment activities as well as miscellaneous other income and expense.

Other Income.

       Other income decreased to $172,000 for the fiscal year ended September 30, 1996 from $780,000 and represents lease income from DMX-E for the equipment lease.

       Other income increased to $780,000 for the fiscal year ended September 30, 1995 from $332,000 for 1994. The increase was primarily attributed to the reversal of an accrued liability of $300,000 which was recorded as an estimated liability in 1990 related to pre-manufacturing prototype testing and enhancements to the digital audio tuner which the Company no longer has an obligation to pay.

Other Expense.

       Other expense for the fiscal year ended September 30, 1996 totaled $12,000 as compared to $233,000 for 1995. The decrease related to an accrual for music performance royalties of $220,000 in the fiscal year 1995 as settlement of a contract negotiation.

       Other expense for the fiscal year ended September 30, 1995 totaled $233,000 as compared to $106,000 for the fiscal year ended September 30, 1994. This increase relates to an accrual related to music performance royalties of $220,000 as settlement of a contract negotiation.

Disposal of DMX-E.

       The Company has entered into definitive agreements providing for the disposition of DMX-E to Mr. Jerold Rubinstein, the Company's Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union, and in the Middle East and will have the right to use the Company's trademarks for two years. In addition, Mr. Rubinstein has agreed to guaranty certain obligations of the European operations for satellite uplink capacity. The Company had previously determined to cease financial support for DMX-E operations and, in the absence of some other arrangements to provide financial support to DMX-E, to place them in receivership. Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. If the existing companies cannot be reorganized, then Mr. Rubinstein intends to organize a new company to distribute the music service on essentially the same terms.

       At September 30, 1996 the estimated loss on disposal of DMX-E was accounted for in the Company's consolidated financial statements. The estimated loss on the disposal of DMX-E includes the Company's net investment in these subsidiaries of $5.7 million and other obligations guaranteed by the Company of $1.4 million.

       The net loss from DMX-E's operations increased to $16.8 million for the fiscal year ended September 30, 1996 from $13.3 million for 1995. The increase of $3.5 million was attributed to the Company recording 100% of DMX-E net loss for the fiscal year ended September 30, 1996 as compared to recording 100% of DMX-E loss for the fourth quarter of the fiscal year ended September 30, 1995 and 51% for the first three quarters of the fiscal year 1995. In the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the TCI-E credit facility. In the fourth quarter of the fiscal year ended
September 30, 1995, the Company funded operating losses of DMX-E and accordingly the equity in loss of DMX-E included operating losses funded by the Company in excess of its guaranteed portion of the debt.

       The equity in loss of DMX-E increased to $13.3 million for the fiscal year ended September 30, 1995 from $4.7 million for 1994. The increase of $8.6 million was attributed to DMX-E's increased net loss due to increased technical, legal and administrative expenses incurred to develop the necessary infrastructure to provide 83 DMX channels for the DTH launch on the ASTRA satellite system. DMX was launched in August 1995 in Germany, Austria and Switzerland and marked the beginning of the Pan European launch of DMX distribution.

LIQUIDITY AND CAPITAL RESOURCES.

       The Company has historically funded its operations primarily through the sale of its common stock. During the fiscal year ended September 30, 1996, the Company generated funds through financing activities that included proceeds of $10.3 million resulting from the sale of $1.0 million of its Common Stock to a former director-shareholder, the sale of $9.0 million of Common Stock to TCI and $293,000 from the exercise of options by the Chief Executive Officer to purchase 150,000 shares of Common Stock at $1.95 per share. The decrease in cash of $7.5 million for the year was the net result of $10.3 million of cash raised in financing activities less cash used in investing activities of $8.5 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $8.9 million.

       With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis, and has reduced its operating expenses to extend the U.S. operation's working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. The Company is negotiating with TCI for a $3.5 million loan to fund past and future tuner purchases. However, the Company is not seeking additional financing at this time to fund its other operational requirements and its obligations related to the discontinuance of the operations of DMX-E due to the pendency of the TCI acquisition proposal and management's belief that with the closure of the Company's European operations, its domestic cash flow should be sufficient to meet the Company's cash requirements. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its available cash resources while maintaining its competitive position.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 2 and 9 to the Company's consolidated financial statements and in Discontinued Operations of DMX-E above, the Company has ceased funding the operations of DMX-E and Company has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

Inflation.
---------

       Management believes that the effect of inflation has not been material to the Company. However, inflation in the costs of personnel, marketing, programming or certain other operating expenses could significantly affect the Company's future operations. Current economic conditions indicate a relatively low inflationary period and as a result, inflation is not expected to materially affect the Company in fiscal 1997.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

       See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for the Company's Consolidated Financial Statements, the notes thereto, the Consolidated Financial Statements of DMX-Europe N.V. and subsidiary, the notes thereto and Schedules filed as part of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

       None.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          -----------------------------------------------

       The Company's Certificate of Incorporation and Bylaws provide that the number of directors shall be determined from time to time by the Board of Directors but may not be less than three. The Board of Directors is currently composed of seven members. The Bylaws further provide for the division of the directors into three classes of approximately equal size, with directors in each class elected for a three-year term and approximately one-third of the directors elected each year.

       None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company as of the date hereof.

       The following table sets forth biographical information of the directors of the Company.

                                                                  Year First
                                     Principal Occupation or      Became
                                     Employment and Occupation    Director/
Directors                       Age  for the Past Five Years      Term Expires
-----------------------------   ---  --------------------------   ------------
Kent Burkhart                    62   Chairman of                  1990/1998
                                      Burkhart/Douglas and
                                      Associates since 1973.
                                      He is also President and
                                      a Director of Degree
                                      Communications./1/

Donne F. Fisher                  58   Director of TCI              1996/1996
                                      Communications, Inc.
                                      since 1980 and of
                                      Tele-Communications, Inc.
                                      since June of 1994.  Mr.
                                      Fisher is also a director
                                      of General Communication,
                                      Inc. and United Video
                                      Satellite Group Inc.

Leo J. Hindery, Jr.              49   Founder, Managing General    1996/1997
                                      Partner and Chief
                                      Executive Officer of
                                      InterMedia Partners since
                                      1988.  Mr. Hindery is a
                                      Director of InterMedia
                                      Partners and Home
                                      Shopping Network, Inc.

Bhaskar Menon                    62   Formerly Chairman and        1991/1997
                                      Chief Executive Officer
                                      of EMI Music Worldwide
                                      from 1979 through July
                                      1990;  President and
                                      Chairman of the
                                      International Federation
                                      of the Phonographic
                                      Industry (IFPI) from 1989
                                      through June 1991;
                                      private businessman since
                                      June 1991; Chairman of
                                      I.M.I. Incorporated since
                                      1995.

Jerold H. Rubinstein             58   Chairman of the Board and    1986/1996
                                      Chief Executive Officer
                                      of the Company since May
                                      1986; Director of United
                                      Services Advisors, Inc.
                                      since 1989; Director of
                                      Spatializer Audio
                                      Laboratories, Inc. since
                                      1992; Chairman of the
                                      Board of DMX-Europe since
                                      May 1993.

James R. Shaw, Sr.               62   Founder, President and       1993/1998
                                      Chief Executive Officer
                                      of Shaw Communications
                                      Inc. since 1970.

J.C. Sparkman                    64   Director of Tele-            1989/1996
                                      Communications, Inc.
                                      since January 1997.
                                      Retired.  Formerly
                                      Executive Vice President
                                      of Tele-Communications,
                                      Inc. for more than five
                                      years.  A director of
                                      Shaw Communications Inc.,
                                      TSX - Texscan Inc. and
                                      United Video Satellite
                                      Group Inc.

--------------------
/1/ A radio venture, which Mr. Burkhart was involved with through Degree
    Communications, defaulted on its loan obligation in the amount of $6,000,000. The secured lender asserted its rights to have a receiver appointed in August 1991. The receivership closed September 29, 1992.

       The following table sets forth biographical information of the executive officers of the Company. For a discussion of the biographical information of Mr. Rubinstein, see "Directors" immediately above.


                                      Principal Occupation or Employment
Executive Officers              Age   and Occupation for the Past Five Years
-----------------------------   ---   --------------------------------------
J. Wendy Kim                     41   Corporate Secretary and Chief Financial
                                      Officer since 1995. Formerly Senior Vice
                                      President, Chief Financial Officer of Bank
                                      of San Pedro from 1992 to 1994. Formerly
                                      Senior Manager at KPMG Peat Marwick LLP
                                      from 1981 to 1992.

Otis Smith                       55   Executive Vice President, Programming and
                                      Residential Division since June 1995,
                                      Executive Vice President, Programming of
                                      the Company since December 1992.  Formerly
                                      a record industry executive.

Douglas G. Talley                49   Executive Vice President and Chief
                                      Technical Officer of the Company since
                                      January 1995.  Formerly Vice President and
                                      Chief Technical Officer from October 1992
                                      to January 1995.  Formerly Chairman and
                                      founder of Digital Radio Labs from 1988 to
                                      1992.

Lon A. Troxel                    49   Executive Vice President, Commercial
                                      Division of the Company since April 1994;
                                      formerly Vice President, U.S./Canada
                                      Dealer Sales at AEI Music Networks, Inc.
                                      during 1991; and Chief Executive Officer
                                      and President of Protection One Alarm
                                      Services from May 1988 to October 1990.

Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

       Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of Company Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in its Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended September 30, 1996, all persons subject to the reporting requirements of
Section 16(a) filed all required reports on a timely basis.

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

Summary of Cash and Certain Other Compensation.

       The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and for the four most highly compensated executive officers of the Company (the "Named Executives") (determined as of the end of the last fiscal year) for each of the fiscal years ended September 30, 1996, 1995 and 1994:


Summary Compensation Table.
--------------------------
                                                                                        Long Term Compensation
                                                                              -----------------------------------------
                                               Annual Compensation                     Awards                  Payout
                                       -----------------------------------    -------------------------------  ------
                                                                     Other                      Securities
                                                                     Annual     Restricted      Underlying      LTIP      All Other
Name and Principal/Position     Year     Salary/(1)/      Bonus       Comp     Stock Awards    Options/SARs(#)  Payout    Comp/(2)/
-----------------------------------------------------------------------------------------------------------------------------------
JEROLD H.                       1996         $509,600    $250,000          -            -                -          -      $  579
RUBINSTEIN
Chairman of the Board           1995          509,615     200,000          -            -        1,000,000          -         924
Chief Executive
Officer                         1994          513,576           -          -            -          350,000          -       1,000

ROBERT M.                       1996          291,965           -          -            -                -          -           -
MANNING
Executive Vice                  1995          251,923           -          -            -           25,000          -           -
President/(3)/
                                1994          228,937           -          -            -                -          -           -

OTIS                            1996          280,289           -          -            -                -          -           -
SMITH
Executive Vice                  1995          263,200           -          -            -           50,000          -           -
President, Programming
and Residential                 1994          210,335           -          -            -                -          -           -

DOUGLAS G.                      1996          248,077           -          -            -                -          -           -
TALLEY
Executive Vice                  1995          223,077           -          -            -           75,000          -           -
President,
Chief Technical Officer         1994          203,846           -          -            -                -          -           -

LON A.                          1996          256,377           -          -            -                -          -           -
TROXEL
Executive Vice                  1995          241,673           -          -            -           25,000          -           -
President,
Commercial                      1994          223,905           -          -            -           75,000          -           -


/(1)/ Includes salary, accrued vacation and amounts deferred by the named executive pursuant to the DMX Inc. Savings Plan.

/(2)/ Amounts contributed by the Company to the Savings Plan on behalf of the Named Executives.

/(3)/ Mr. Manning resigned from the Company effective September 30, 1996.

Employment Agreements and Termination of Employment Arrangements.
----------------------------------------------------------------

     Jerold H. Rubinstein is employed on an at-will basis. The Company and Mr. Rubinstein entered into a Deferred Compensation Agreement as of October 15, 1991 (the "Rubinstein Agreement"), the terms of which were ratified by the stockholders at the 1992 Annual Meeting. Under the Rubinstein Agreement, the Company accrued, for the benefit of Mr. Rubinstein, $200,000 per year plus annual interest at the rate of 1% over prime, compounded quarterly, on December 31 of each year from 1992 through 1996. In December 1993, the Compensation Committee rescinded the Rubinstein Agreement, effective October 1, 1993, and accelerated the payment of the outstanding compensation at September 30, 1993, with interest through November 30, 1993. In addition, Mr. Rubinstein's annual salary was adjusted to $500,000 through September 30, 1996, coinciding with the original term of the Rubinstein Agreement.

     The Company and Mr. Rubinstein also entered into a Stock Bonus Agreement (the "Stock Bonus Agreement") as of October 15, 1991. Under the Stock Bonus Agreement, Mr. Rubinstein was granted a stock bonus in the aggregate amount of 1,027,520 shares of Common Stock (the "Restricted Shares"). Pursuant to the Stock Bonus Agreement, Mr. Rubinstein's rights in the Restricted Shares originally vested over a period of three years, beginning September 15, 1992. In August 1993, the Stock Bonus Agreement was amended to change the vesting schedule to provide that no shares would vest in fiscal 1993 and 685,013 shares would vest in fiscal 1994. In consideration of Mr. Rubinstein's agreement for the deferral in the vesting of the shares, the Company granted Mr. Rubinstein a non-qualified option, pursuant to the 1993 Stock Option Plan, to purchase 70,000 shares of Company Stock at an exercise price of $5.00 per share, the fair market value of the stock on the date of the grant.

     The Company and Robert M. Manning entered into an Employment Agreement dated October 18, 1991, amended effective October 1, 1993 (the "Manning Agreement"), pursuant to which Mr. Manning was entitled to receive an annual base salary of $150,000 for the period from November 1, 1991 through October 31, 1994. Pursuant to the Manning Agreement, Mr. Manning received a grant of an employee stock option to purchase 50,000 shares of Common Stock. Based on contributions to the Company and its management, Mr. Manning's annual salary was increased to $185,000 in July 1992, and effective October 1, 1993, the Manning Agreement was extended to September 30, 1996, and his annual salary was adjusted to $225,000 for fiscal 1994, $250,000 for fiscal 1995 and $275,000 for fiscal
1996. Mr. Manning resigned September 30, 1996.

     The Company and DigiTempo, Inc., a California corporation, entered into an Employment Agreement dated October 17, 1994, whereby DigiTempo, Inc. furnishes the services of Otis Smith, in the capacity of Executive Vice President, to the Company, and DigiTempo, Inc. receives annual compensation of $275,000 for the period from October 17, 1994 to October 16, 1997. Mr. Smith receives basic and extended benefits commensurate with other senior management level employees such as vacation pay and other fringe benefits. If Mr. Smith becomes disabled during the term of the agreement, DigiTempo, Inc. shall receive the same compensation it is entitled to under the agreement for a time period not exceeding six months.

     The Company and Lon A. Troxel entered into an Employment Agreement dated October 1, 1991 (the "Troxel Agreement"), pursuant to which Mr. Troxel is entitled to receive an annual base salary of $175,000 for the period from October 1, 1991 to September 30, 1995. Pursuant to the Troxel Agreement, Mr. Troxel was reimbursed $18,000 for moving expenses and was granted an employee stock option to purchase 50,000 shares of Stock. Based on contributions to the Company and its management, effective December 1, 1993, the Troxel Agreement was extended to December 31, 1996, and his annual salary was adjusted to $225,000 for 1994, $240,000 for 1995, and $255,000 for 1996. In addition, Mr. Troxel was granted an employee stock option to purchase 75,000 shares of Common Stock. On September 16, 1996, a second amendment to the Troxel Agreement was entered into which adjusted his annual salary to $275,000 effective December 1, 1996 and extended the Troxel Agreement to November 30, 1999. Mr. Troxel has agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than the Company, without the prior written consent of the Company. If Mr. Troxel becomes disabled during the term of the agreement, he shall receive the same compensation he is entitled to under the agreement for a time period not exceeding six months.

     The Company and Douglas G. Talley entered into an Employment Agreement dated January 1, 1995 (the "Talley Agreement"), pursuant to which Mr. Talley is entitled to receive an annual base salary of $225,000 for the period from January 1, 1995 through December 31, 1995; $250,000 for 1996; and $275,000 for
1997. Pursuant to the Talley Agreement, Mr. Talley received a grant of an employee stock option to purchase up to 75,000 shares of Common Stock. Mr. Talley receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Talley becomes disabled during the term of the agreement, he shall receive the same compensation he is entitled to under the agreement for a time period not exceeding six months.

Stock Options.
-------------

     No stock option grants issued to Named Executives for the 1996 fiscal year.

Option Exercises and Holdings.
-----------------------------

     The following table provides information with respect to the Named Executives concerning the exercise of options during the fiscal year ended September 30, 1996 and unexercised options held by the Named Executives as of September 30, 1996:

                Aggregated Option Exercises in Fiscal Year 1996
                       and Fiscal Year-End Option Values

                                                                                                         Value of Unexercised
                                                                 Number of Securities Underlying       In-the-Money Options at
                                                                       Options at 9/30/96                    9/30/96 ($)(1)
                                                                -------------------------------------------------------------------
                                   Shares
                                Acquired on        Value
            Name                Exercise (#)    Realized ($)    Exercisable      Unexercisable      Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Jerold H. Rubinstein            150,000         292,500         1,586,667            783,333                -                  -

Robert M. Manning               N/A             N/A               239,583             16,667                -                  -

Otis Smith                      N/A             N/A                66,667             33,333                -                  -

Douglas G. Talley               N/A             N/A               133,333             50,000                -                  -

Lon A. Troxel                   N/A             N/A               108,333             41,667                -                  -


(1) Value of unexercised "in-the-money" options is the difference between the market price of the Common Stock on September 30, 1996 ($1.8125 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. At September 30, 1996 no options were "in-the-money."

Compensation Committee Interlocks and Insider Participation.
-----------------------------------------------------------

     Jerold H. Rubinstein, Chairman of the Board and Chief Executive Officer of the Company, was appointed to the Compensation Committee for the 1996 fiscal year. Mr. Rubinstein beneficially owns 5.17% of the outstanding shares of Common Stock. (See Part III for a discussion of the compensation Mr. Rubinstein receives.)

     J.C. Sparkman, a Director and Chairman of the Compensation Committee, retired in the last fiscal year as a senior executive officer and Director of TCI. Mr. Sparkman is currently a director of Shaw Communications Inc. Mr. Sparkman beneficially owns less than 1% of the outstanding Common Stock of the Company, which includes 100,000 shares acquired at $2.50 per share in a private placement on September 21, 1995. TCI directly through its subsidiaries beneficially owns 43.54% of the outstanding shares of Common Stock.

     The Company and a subsidiary of TCI entered into a ten year network affiliation agreement in 1989 under which the Company's basic audio and Digital Music Express services are made available to TCI cable television subscribers. The Company continues to pursue commercial applications of its DMX service for businesses, stores, restaurants, hotels and other establishments through its existing affiliation agreements both in areas wired for cable and by direct broadcast satellite. TCI and its various subsidiaries' payments of license fees to the Company accounted for approximately 55% of the Company's consolidated gross revenues during the fiscal year ended September 30, 1996.

     The Company leases studio facilities in Colorado for the origination and uplinking of the DMX service. The studio is located in TCI's National Digital Television Center at 4100 East Dry Creek Road, Littleton, Colorado 80122. The six year lease agreement with WTCI, a subsidiary of TCI, is subject to the Company's right to terminate the origination and uplinking services at any time, with 60 days prior notice and upon payment of early termination fees. WTCI charges the Company approximately $78,000 per month, which includes approximately $6,400 for space rental and $72,000 for satellite uplinking services, of which, approximately $25,000 is related to DMX-E and is paid by DMX-E (although the Company is obligated for these payments). In addition, WTCI provided, via a capital lease with interest at 9.5%, up to $2.2 million of funding for studio equipment at the facility, of which approximately $2.2 million had been expended at September 30, 1996.

     The Company sub-leases space on a U.S. domestic communications satellite known as C-3 Transponder 24. The sub-lease was entered into in December 1992 with WTCI, which in turn leases the satellite transponder from GE American Communications, Inc. WTCI's monthly charge for the satellite, uplink and management fee is approximately $204,000.

     The Company sub-leases space on a Ku-Band satellite known as AT&T TELSTAR 402R. The sub-lease was entered into in March 4, 1994 with WTCI, which in turn leases the transponder from AT&T Corp. Monthly sub-lease charges for the transponder and uplink is approximately $166,000.

Director Compensation.
---------------------

     The Company does not pay fees to its directors for their service on the Board of Directors or for attendance at meetings of the Board or committees. Directors who were not full-time salaried employees of the Company or its subsidiaries received a grant of options to acquire 50,000 shares of Common Stock under the DMX Inc. 1993 Stock Option Plan upon their effective date of service as a director and after each twelve month period of continuous service as director of the Company thereafter, received an additional option to acquire 50,000 shares up to a maximum of two such periods.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock as of December 31, 1996 by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock by each executive officer and director of the Company, and by all directors and executive officers as a group.


                                          Amount and Nature
                                          of Beneficial         Percent
          Name                            Ownership(1)          of Class(2)
-------------------------------------     -----------------     -----------
Tele-Communications, Inc.                  27,100,687(3)        43.54%

Shaw Communications Inc.                    7,600,000(4)        12.21%

Jerold H. Rubinstein, Chairman of the
 Board and Chief Executive Officer          3,217,184(5)         5.17%


Kent Burkhart, Director                       200,000(6)         *

V. Bhaskar Menon, Director                    200,000(7)         *

James R. Shaw, Sr., Director                8,418,400(8)        13.61%

J.C. Sparkman, Director                       350,000(9)         *

Otis Smith, Executive Vice President           66,667(10)        *

Douglas G. Talley, Executive Vice             133,333(11)        *
 President

Lon Troxel, Executive Vice President          108,333(12)        *

Directors and Executive Officers           12,750,584(13)       20.49%
 (a group of 9 persons)

*  Less than 1%
(1) Each named person has sole voting and investment power with respect to the shares listed, except as noted below and provided by community property laws, where applicable.
(2) Shares which the person (or group) has the right to acquire within 60 days after December 31, 1996, are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person (or group).

(3) Shares held by Tele-Communications, Inc. and its subsidiaries and affiliates were based upon a Schedule 13D, Amendment No. 3, filed on June 6, 1996. The business address of Tele-Communications, Inc. is 5619 DTC Parkway, Englewood, Colorado 80111.
(4) Based upon a Schedule 13D, filed on March 15, 1995, and a Form 4 filed on January 9, 1996. Does not include 276,080 shares held by James R. Shaw Securities Limited, 110,580 shares held by Brasha Holdings Ltd., 110,580 shares held by Jay-Shaw Holdings Ltd., 110,580 shares held by Julmar Holdings Ltd., and 110,580 shares held by Shawnee Estates Ltd., which entities are affiliates of Shaw Communications Inc. Shaw Communications Inc. is a public company whose non-voting securities are listed on the Toronto Stock Exchange and the Alberta Stock Exchange. Mr. Shaw, Sr. and members of his family and members of Leslie E. Shaw's (Mr. Shaw, Sr.'s brother) family hold directly and indirectly, a majority of the voting shares of Shaw Communications Inc. and such shares are governed by the terms of a voting trust. Mr. Shaw, Sr. and members of his family do not, directly or indirectly, hold a majority of the publicly traded non-voting shares. The business address of Shaw Communications Inc. is 630-3rd Avenue, Suite 900, Calgary, Alberta T2P4L4.
(5) Includes 9,000 shares owned of record by Mr. Rubinstein's wife and minor child and 1,586,667 shares which Mr. Rubinstein has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options. Mr. Rubinstein's business address is 11400 West Olympic Boulevard, Suite 1100, Los Angeles, California 90064-1507.
(6) Represents 200,000 shares which Mr. Burkhart has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.
(7) Represents 200,000 shares which Mr. Menon has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.
(8) Includes the following shares, to which Mr. Shaw, Sr. disclaims beneficial ownership: 7,600,000 shares held by Shaw Communications Inc., 276,080 shares held by James R. Shaw Securities Limited, 110,580 shares held by Brasha Holdings Ltd., 110,580 shares held by Julmar Holdings Ltd., 110,580 shares held by Shawana Estates Ltd., and 110,580 shares held by Jay-Shaw Holdings Ltd. Mr. Shaw, Sr. holds a majority of the shares of Jay-Shaw Holdings Ltd., Brasha Holdings Ltd. and Shawana Estates Ltd. The remaining shares of each such entities, other than certain preferred shares held by Julmar Holdings Ltd., a corporation wholly owned by Mr. Shaw, Sr., are held by children of Mr. Shaw, Sr. Each of the children has reached the age of majority. Mr. Shaw, Sr. holds 48% of the voting shares of James R. Shaw Securities Limited. The balance of voting shares are held by and for the benefit of Mr. Shaw, Sr.'s family members. Includes 100,000 shares which Mr. Shaw, Sr. has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options. Mr. Shaw, Sr.'s business address 630-3rd Avenue, Suite 900, Calgary, Alberta T2P4L4.
(9) Includes 200,000 shares which Mr. Sparkman has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.
(10) Includes 66,666 shares which Mr. Smith has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.
(11) Includes 133,333 shares which Mr. Talley has the right to acquire within 60 days of December 31, 1996 by the exercise of vested stock options.
(12) Includes 108,333 shares which Mr. Troxel has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.
(13) Includes 2,651,667 shares which members of the group have the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options. Includes those shares described in note 10, to which Mr. Shaw, Sr. has disclaimed beneficial ownership.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

       Tele-Communications, Inc. ("TCI"), beneficially owns 43.54% of the outstanding shares of Common Stock which includes 2,000,000 shares acquired at $2.50 per share in a private placement on August 29, 1995 and 4,500,000 shares acquired at $2.00 per share in a private placement on May 17, 1996. As a result of the merger in 1996 of TCI-E into the Company upon the terms set forth in the Agreement and Plan of Merger among TCI-E, United Artists Programming International, Inc. ("UAPI") and the Company, UAPI, an affiliate of TCI, was issued 10,841,624 shares of Common Stock.

       The Company under an agreement with Western Tele-Communications, Inc. ("WTCI"), a subsidiary of TCI, has a capital lease to lease equipment for its studio and uplinking facility in Littleton, Colorado. The obligation under the capital lease at September 30, 1996 was $1,492,550 with terms which extend to 2000 at an interest rate of 9.5%. The Company is also obligated to WTCI under various operating leases for uplinking and satellite services. The total expense under those leases for the fiscal year ended September 30, 1996 and 1995 were $4,831,000 and $4,489,000, respectively.

       Total subscriber fee revenue from TCI and its affiliates represented approximately 56% and 61% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively, with accounts receivable due from TCI and its affiliates at September 30, 1996 and 1995 totaling approximately $1,829,000 and $1,876,000, respectively.

       Shaw Communications Inc. ("Shaw"), beneficially owns 12.21% of the outstanding shares of Common Stock of the Company, which includes shares acquired through various stock purchase agreements, including 1,100,000 shares acquired at $2.13 per share in a private placement on March 9, 1995, and 2,000,000 shares acquired at $2.50 per share in a private placement on August 25, 1995. James R. Shaw, Sr., President and Chief Executive Officer of Shaw Communications Inc., is a director of the Company. Mr. Sparkman, a director of the Company, is a director of Shaw Communications Inc. In March 1992, Shaw, the second largest cable operator in Canada, entered into a licensing and royalty agreement with the Company which provides the Company with a monthly, per subscriber programming royalty for both residential and commercial distribution. In addition, Shaw formed a Canadian company, DMX-Canada Ltd. which is a partner in "The DMX-Canada Partnership", a partnership with 450714 B.C. Ltd., a subsidiary of the Company.

       During 1995, the Company and Shaw entered into a series of agreements to accomplish a reorganization by which Shaw could take full advantage of the Canadian tax losses incurred in Canada, during the market development period and based on Shaw's commitment to fund such development costs. This was accomplished through the transfer of each company's respective equity interests, and the formation of a new Canadian partnership (also referred to herein as DMX-Canada). DMX Inc. continues to hold an equity interest in the new partnership through its wholly owned subsidiary, a British Columbia corporation, 450714 B.C. Ltd. There is no impact from the reorganization on the operations of DMX-Canada, other than to accomplish the tax structure as outlined above. After Shaw recoups its initial funding, each company will share in the profits based on their respective equity interests.

       In August 1994, the CRTC, which regulates the broadcast industry in Canada, revoked the license previously granted to DMX-Canada for Canadian distribution of DMX. DMX-Canada reapplied to the CRTC during 1995 for a license to distribute DMX to Canadian residential cable subscribers. The CRTC issued a favorable ruling in December 1995. DMX-Canada is currently reviewing the economic terms of the ruling and the feasibility of developing DMX distribution to cable subscribers. There is no date currently set for a launch. The CRTC does not regulate programming delivered to commercial establishments by direct broadcast satellite. DMX-Canada launched its DMX for Business service in Shaw's affiliated territories in Vancouver and Edmonton in November 1994. DMX-Canada expanded the distribution of DMX in 1995.

       Stephen A. Wynn, Chairman of the Board, President and Chief Executive Officer, Mirage Resorts, Incorporated, resigned as a director of the Company in May 1996 concurrently with his sale of 5,700,000 shares of Common Stock to TCI at $2.00 per share, which included 2,200,000 shares acquired by him at $2.13 per share in a private placement on February 21, 1995 and 500,000 shares acquired at $2.00 per share in a private placement on March 15, 1996. In April 1995, the Company entered into a five year commercial music service agreement with Mirage Resorts, Inc. where the Company provides its DMX for Business music service for a monthly fee.

       The Company has entered into definitive agreements with Jerold H. Rubinstein, Chairman of the Board and Chief Executive Officer, of the Company, which provide for Mr. Rubinstein to either purchase a 90% interest in DMX-E in a transaction reference to as the "Reorganization Plan", or if agreement cannot be reached with the creditors of DMX-E, then Mr. Rubinstein will organize a new company ("NewCo") that will distribute DMX service in Europe. In that event, DMX Inc. will receive a 10 percent interest in NewCo and DMX-E will be placed in the hands of a receiver. See "Business - Recent Developments."

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.
          ---------------------------------------------------------------

  (a) Consolidated Financial Statements and Schedules.  Reference is made to the
      -----------------------------------------------
      Index to Consolidated Financial Statements of DMX Inc. and Subsidiaries and Schedules for the period ended September 30, 1996, for a list of financial statements and schedules filed as part of this report at page F-1.

      The Consolidated Financial Statements of its subsidiary, DMX-Europe (N.V.) as of and for the period ended September 30, 1996, filed as part of this report at page F-16.

  (b) Reports on Form 8-K.  The Company filed no reports on Form 8-K during the
      -------------------
      quarter ended September 30, 1996.

  (c) Exhibits.  Following is a list of Exhibits filed with this report.
      --------

Exhibit
-------
Number      Description
------      -----------

2.1(1)      Form of Arrangement Agreement [2.1]*
2.2(2)      Certificate of Discontinuance issued by Department of Consumer and
            Corporate Affairs, Canada[2.2]*
2.3(2)      Certificates of Domestication, Merger, Name Change and Correction
            filed in Delaware by ICT-Canada and ICT-Delaware to implement the
            Reorganization as of September 28, 1990 [2.3]*
3.1(12)     Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)      Bylaws of the Registrant [3.2]*
4.1(3)      Articles IV, VI, VII, VIII, XI, XII of the Certificate of
            Incorporation of the Registrant (filed as part of Exhibit 3.1)
4.2(1)      Articles II, III, VII and XI of the Bylaws of the Registrant (filed as part of Exhibit 3.2)
4.3(4)      Form of Agent's Warrant to Cruttenden & Company and Robert S. London
            [4.3]*
4.4(1)      Broker's Warrant to Merit Investment Corporation [4.4]*
4.5(1)      Form of Option Agreement for Director, Officer and Employee Options
            [4.5]*
4.6(5)      TCI Equity Participation Agreement [4.6]*
4.7(1)      Viacom Equity Participation Agreement [4.7]*
4.8(1)      KBL Services Equity Participation Agreement [4.8]*
4.9**(11)   Loan Agreement between ICT-Europe and TCI-Euromusic ("TCI-E"),
            (without exhibits) dated May 19, 1993
4.10(11)    Contribution Agreement between TCI-Euromusic and the Registrant dated May 19, 1993
10.1(5)     TCI Equity Participation Agreement (filed as Exhibit 4.6)
10.2(1)     Viacom Equity Participation Agreement (filed as Exhibit 4.7)
10.3(1)     KBL Services Equity Participation Agreement (filed as Exhibit 4.8)
10.4**(11)  Affiliation Agreement between the Registrant and Colony
            Communications dated May 1, 1992 [10.4]*
10.5**(11)  Affiliation Agreement between the Registrant and Crown Media, Inc., dated July 1, 1992 [10.5]*
10.6**(11)  Affiliation Agreement between the Registrant and Prime II
            Management, L.P. [10.6]*
10.7(11)    Stock Purchase Agreement between the Registrant and various private parties, dated August 2, 1991 [10.7]*
10.8(11)    Stock Purchase Agreement between the Registrant and Scudder
            Development Fund, dated August 23, 1993 [10.8]*
10.9(11)    Stock Purchase Agreement between the Registrant and Crown Media,
            Inc. dated July 22, 1992 [10.9]*
10.10(11)   Stock Purchase Agreement between the Registrant and Crown Media,
            Inc. dated August 30, 1993 [10.10]*
10.11(11)   Stock Purchase Agreement between the Registrant and Brahman
            Partners, II, L.P. dated September 15, 1993 [10.11]*
10.12(11)   Stock Purchase Agreement between the Registrant and Quota Fund,
            N.V.-Brahman, dated September 15, 1993 [10.12]*
10.13(11)   Stock Purchase Agreement between the Registrant and Genesis Capital
            Fund, dated September 15, 1993 [10.13]*

Exhibit
-------
Number      Description
------      -----------

10.14(11)   Stock Purchase Agreement between the Registrant and Shaw
            Cablesystems, dated March 9, 1992 [10.14]*
10.15(11)   Stock Purchase Agreement between the Registrant and Shaw
            Communications, Inc., dated September 30, 1993 [10.15]*
10.16(6)    Stock Bonus Agreement with Jerold H. Rubinstein**** [10.15]*
10.17(11)   Amendment to Stock Bonus Agreement****
10.18(6)    Deferred Compensation Agreement with Jerold H. Rubinstein****
            [10.16]*
10.19(1)    Employment Agreement with W. Thomas Oliver***[10.11]*
10.20(11)   Employment Agreement with Robert M. Manning***
10.21(5)    SSI Affiliation Agreement [10.2]*
10.22(5)    Viacom Affiliation Agreement [10.3]*
10.23(5)    KBLCOM Residential Affiliation Agreement [10.4]*
10.24(2)    Western Tele-Communications ("WTCI") Security Agreement and
            Promissory Note [10.14]*
10.25(7)    Studio Facility and Uplinking Agreement between Western Tele-
            Communications, Inc. and the Registrant [10.15]*
10.26**(11) Agreement for Acquisition of Capital Stock and for the Governance of
            ICT-Europe N.V. ("ICT-E") (without exhibits), dated May 19, 1993
10.27**(11) ICT-Europe Technology License and Services Agreement (without exhibits), dated May 19, 1993
10.28**(11) ICT-Europe Trademark Agreement (without exhibits), dated May 19,
            1993
10.29**(11) ICT-Europe Loan Agreement, dated May 19, 1993 (filed as Exhibit 4.9)
10.30(11)   Contribution Agreement between TCI-Euromusic and ICT, dated May 19,
            1993 (filed as Exhibit 4.10)
10.31(11)   ICT-Europe Equipment Lease, dated May 18, 1993 (without exhibits)
10.32(11)   Registrant Promissory Note in favor of TCI-E, dated May 19, 1993
10.33(11)   Registrant Security Agreement in favor of TCI-E, (without exhibits)
            dated May 19, 1993
10.34**(11) License and Distribution Agreement between ICT-Europe and Broadcom
            International Holdings, as amended, dated March 31, 1992
10.35**(11) License and Distribution Agreement between the Registrant and DMX-
            Canada, dated March 9, 1992
10.36(4)    NACR License and Marketing Agreement [10.10]*
10.37(2)    Manufacturing and Sales Agreement between the Registrant and
            Scientific-Atlanta, Inc. [10.12]*
10.38(2)    License and Technical Assistance Agreement between the Registrant and Scientific-Atlanta [10.13]*
10.39(1)    FSL Development and Licensing Agreement, as amended [10.8]*
10.40(1)    GE American Communication, Inc. Agreement Regarding Satellite
            Carriage [10.9]*
10.41**(11) COMSTREAM Agreement between the Registrant and COMSTREAM
            Corporation, dated July 22, 1993
10.42**(11) COMSTREAM Option Agreement between the Registrant and COMSTREAM
            Corporation, dated July 22, 1993
10.43(1)    Joint Venture Agreement with Galactic Radio, Partners, Inc. [10.7]*
10.44**(11) Sky Subscribers Management and Access Agreement between ICT-Europe and Sky Subscribers Services Limited, 1993
10.45**(11) NDC Technology License Agreement between News Datacom Limited, ICT-
            Europe and ICT-Europe UK, dated July 26, 1993
10.46(6)    Employee Stock Purchase Plan**** [10.17]*
10.47(6)    1991 Incentive Stock Option Plan**** [10.18]*
10.48(8)    1991 Non-Qualified Stock Option Plan**** [4.10]*
10.49(8)    1991 Non-Qualified Stock Option Plan for Non-Employee Directors****
            [4.11]
10.50(9)    1993 Stock Option Plan**** [28.1]*
10.51(9)    Form of ICT Non-Qualified Stock Option Agreement**** (Non-Employee
            Director) [28.2]*
10.52(9)    Form of ICT Non-Qualified Stock Option Agreement**** (Employee and
            Employee-Director) [28.3]*
10.53(9)    Form of ICT Incentive Stock Option Agreement**** [28.4]*
10.54(11)   Principal Executive Office Lease, California
10.55(11)   C-3 Satellite Transponder Sub-Lease Agreement between WTCI and the
            Registrant

Exhibit
-------
Number        Description
------        -----------
10.56(10)     Satellite Transponder Management Agreement between WTCI and the
              Registrant, dated December 2, 1992
10.57(10)     Satellite Transponder Management Agreement between WTCI and the
              Registrant, dated January 27, 1993
10.58(10)     Assignment and Assumption Agreement between WTCI and ICT-Europe
              (without exhibits)
10.59**(10)   Assignment Agreement between IDB and WTCI, dated January 21, 1993
10.60(10)     Agreement between the Registrant and the American Society of
              Composers, Authors & Publishers, dated December 20, 1991
10.61**(10)   Agreement between the Registrant and Broadcast Music Inc., dated
              October 11, 1991, as supplemented and amended
10.62**(10)   Agreement between the Registrant and SESAC, dated December 26,
              1991
10.63**(11)   Affiliation Agreement between the Registrant and Scripps Howard,
              Inc. dated April 30, 1994
10.64***(11)  Employment Agreement between the Registrant and Lon Troxel, dated
              October 1, 1991, as amended.
10.65***(11)  Employment Agreement between the Registrant and Keno Thomas, dated
              January 24, 1994
10.66(11)     International Cablecasting Technologies Inc. Savings Plan, as
              amended
10.67(11)     Addendum to KBLCOM Affiliation Agreement
10.68***(12)  Employment Agreement between the Registrant and DigiTempo, Inc., dated October 17, 1994
10.69***(12)  Employment Agreement between the Registrant and Doug Talley, dated
              January 1, 1995
10.70***      Employment Agreement between the Registrant and Lon Troxel, dated
              October 1, 1991, as amended September 16, 1996
10.71*****    Affiliation Agreement between the Registrant and PrimeStar
              Partners, dated January 25, 1995
10.72*****    Affiliation Agreement between the Registrant and AlphaStar
              Television Network, Inc., dated November 29, 1995
10.73*****    Stock Purchase and Shareholders Agreement between DMX Inc., DMX-
              Europe (UK) Limited, DMX-Europe N.V. and Jerold H. Rubinstein
10.74         Subscription and Shareholders Agreement between DMX Inc., Jerold
              H. Rubinstein and Xtra Music Limited
11.1          Statement Regarding Computation of Per Share Earnings (included in the Registrant's Financial Statements)
21.1          Listing of All Subsidiaries of the Registrant
23.1          Consent of KPMG Peat Marwick LLP
23.2          Consent of KPMG Peat Marwick Chartered Accountants
27            Financial Data Schedule

----------------------------

(1) Incorporated by Reference to the Registrant's Registration Statement on Form S-1, July 10, 1990, file #33-35690
(2) Incorporated by Reference to the Registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-1, May 24, 1991, file #33-35690
(3) Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on October 15, 1990, file #33-35690
(4) Incorporated by Reference to the Registrant's Amendment No. 2 to Registration Statement on Form S-1, September 28, 1990, file #33-35690
(5) Incorporated by Reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, August 31, 1990, file #33-35690
(6) Incorporated by Reference to the Registrant's Registration Statement on Form S-1, February 24, 1992, file #33-35690
(7) Incorporated by Reference to the Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form S-1, August 15, 1991, file #33-35690
(8)  Incorporated by Reference to the Registrant's 1992 10-K, December 13, 1992
(9) Incorporated by Reference to the Registrant's 1993 Registration Statement on Form S-8, May 3, 1993
(10) Incorporated by reference to the Registrant's 1993 10-K, December 23, 1993
(11) Incorporated by Reference to the Registrant's 1994 10-K, December 29, 1994
(12) Incorporated by Reference to the Registrant's 1995 10-K, January 9, 1996


*      Indicates exhibit number of document in original filing
** Registrant has received confidential treatment for a portion of the referenced exhibit
***    Indicates Management Contract
****   Indicates Compensatory Plan
***** Registrant has requested confidential treatment for a portion of the referenced exhibit

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DMX INC.
          (Registrant)


By: /s/ Jerold H. Rubenstein                           Date:   January 14, 1997
        Chairman of the Board and
        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                     Date                   Title
        ---------                     ----                   -----

/s/ Jerold H. Rubinstein         January 14, 1997      Chairman of the Board and
                                                       Chief Executive Officer

/s/ J. Wendy Kim                 January 14, 1997      Chief Financial Officer
                                                       and Corporate Secretary

/s/ Kent Burkhart                January 8, 1997       Director

/s/ Donne F. Fisher              January 14, 1997      Director

/s/ Leo J. Hindery, Jr.          January 14, 1997      Director

/s/ Bhaskar Menon                January 10, 1997      Director

/s/ James R. Shaw, Sr.           January 10, 1997      Director

/s/ J.C. Sparkman                January 9, 1997       Director


                                   DMX INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                   DMX INC.
                               AND SUBSIDIARIES

                  Index to Consolidated Financial Statements


                                                                       Page
                                                                       ----
Independent Auditors' Report on Consolidated Financial Statements
 and Financial Statement Schedules (to be filed by amendment)........  F-2


Consolidated Financial Statements of DMX Inc.:

       Consolidated Balance Sheets - September 30, 1996
        (Unaudited) and 1995.........................................  F-3

       Consolidated Statements of Operations -
        Years ended September 30, 1996 (Unaudited), 1995 and 1994....  F-4

       Consolidated Statements of Stockholders' Deficit -
        Years ended September 30, 1996 (Unaudited), 1995 and 1994....  F-5

       Consolidated Statements of Cash Flows -
        Years ended September 30, 1996 (Unaudited), 1995 and 1994....  F-6

       Notes to Consolidated Financial Statements....................  F-7


Financial Statement Schedules have not been provided as any information has been included in the financial statements and notes thereto:


Consolidated Financial Statements of DMX-Europe N.V..................  F-19


Independent Auditors' Report.........................................  F-20

Consolidated Balance Sheets - Assets.................................  F-21

Consolidated Balance Sheets - Liabilities and Stockholders' Equity...  F-22

Consolidated Statements of Operations................................  F-23

Consolidated Statement of Stockholders' Equity.......................  F-24

Consolidated Statements of Cash Flows................................  F-25

Notes to Consolidated Financial Statements...........................  F-26-30

                          INDEPENDENT AUDITORS' REPORT
                           (TO BE FILED BY AMENDMENT)

                                   DMX INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                              ASSETS                                                       1996             1995
                                                                                                     ------------------------------
                                                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                                                          $     928,399    $   8,622,119
  Securities held to maturity                                                                                    -          165,000
  Prepaid expenses                                                                                         464,545          112,281
  Equipment inventory                                                                                      438,163          264,895
  Accounts receivable:
    Trade related party                                                                                  1,828,973        1,876,453
    Other trade                                                                                          2,732,018        1,893,020
    Other                                                                                                        -           45,692
    Allowance for doubtful accounts                                                                       (251,247)        (856,802)
                                                                                                     -------------    -------------
            Total current assets                                                                         6,140,851        2,958,363

Current assets DMX-Europe N.V.:
  Cash                                                                                                     192,635                -
  Prepaid expenses                                                                                         851,586                -
  Equipment inventory                                                                                       98,517                -
  Accounts receivable (net)                                                                                435,480                -
                                                                                                     -------------    -------------
            Total current assets DMX-Europe N.V.                                                         1,578,218                -
                                                                                                     ------------------------------
            Total current assets                                                                         7,719,069       12,122,658

Investment in Galactic/TEMPO Sound (note 3)                                                                504,156          456,929
Property and equipment, net (note 5)                                                                     4,418,799        4,336,378
Property and equipment DMX-Europe N.V., net (note 5)                                                     1,475,189                -
Goodwill, net                                                                                            4,535,658                -
Other assets                                                                                                99,148          166,419
                                                                                                     ------------------------------
                        TOTAL ASSETS                                                                 $  18,752,019    $  17,082,384
                                                                                                     ==============================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                                   $   1,097,476    $   1,182,878
  Accrued liabilities                                                                                    4,886,837        1,449,938
  Accrued liabilities - loss on disposal DMX-Europe N.V. (note 4)                                        1,468,530                -
  Short-term note payable to bank (note 6)                                                                       -           45,000
  Note payable (note 6)                                                                                          -          201,090
  Current portion of capital lease obligation (note 9)                                                     410,108          371,136
                                                                                                      ------------    -------------
            Total current liabilities                                                                    7,862,951        3,250,042

Current liabilities DMX-Europe N.V.:
  Accounts payable                                                                                       7,284,664                -
  Accrued liabilities                                                                                    1,488,492                -
                                                                                                     -------------    -------------
            Total current liabilities DMX-Europe N.V.:                                                   8,773,156                -
                                                                                                     ------------------------------
            Total current liabilities                                                                   16,636,107        3,250,042

Deferred revenue                                                                                           295,461          376,395
Royalty payable (note 9)                                                                                 1,773,275        1,251,983
Investment in DMX-Europe N.V. (note 4)                                                                           -       15,886,116
Capital lease obligation (note 9)                                                                        1,401,426        1,446,085

Stockholders' deficit (note 7):
  Common Stock, $.01 par value. Authorized 100,000,000 shares; issued 59,672,224 shares in 1996 and
   43,680,600 shares in 1995                                                                               596,722          436,806
  Paid-in capital                                                                                      136,758,259       99,210,706
  Accumulated deficit                                                                                 (138,078,913)    (104,224,136)
  Foreign currency translation reserve                                                                     (52,315)          26,390
  Treasury stock, 85,630 shares, at cost                                                                  (578,003)        (578,003)
                                                                                                     ------------------------------
            Net stockholders' deficit                                                                   (1,354,250)      (5,128,237)


Commitments and contingencies (note 9)                                                                           -                -

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  18,752,019    $  17,082,384
                                                                                                     ==============================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                    1996           1995           1994
                                               ------------------------------------------
                                                (Unaudited)
Subscriber fee revenues - related party        $  9,086,434      7,695,978      6,095,088
Subscriber fee revenues - other                   6,972,671      4,920,380      3,281,971
Other revenue, net                                  431,060        157,026              -
Revenue--DMX-Europe N.V. (note 4)                   836,438              -              -
                                                -----------------------------------------
                                                 17,326,603     12,773,384      9,377,059

Operating expenses:
  General and administrative                      5,803,043      5,511,615      4,897,948
  Sales and marketing                             8,570,141      7,438,023      6,468,848
  Studio and programming                          9,016,760      7,773,759      5,455,766
  International development                           1,598        168,629         61,251
  Research and development                          778,047        725,164        990,445
  Compensation to affiliates                              -              -        122,654
  Stock bonus and option compensation               549,708        549,708      2,561,937
  Depreciation and amortization                   1,883,415      1,341,775      1,065,666
  Operating expenses--DMX-Europe N.V. (note 4)    5,741,325              -              -
  Loss on disposal of DMX-Europe N.V. (note 4)    7,153,278              -              -
                                                -----------------------------------------
                                                 39,497,315     23,508,673     21,624,515

            Net operating loss                  (22,170,712)   (10,735,289)   (12,247,456)

Other income (expense):
  Galactic/TEMPO Sound                              197,227        306,640        223,852
  Equity in loss of DMX-Europe N.V. (note 4)    (11,852,650)   (13,271,599)    (4,746,239)
  Interest income                                   111,610        282,234        190,899
  Interest expense                                 (246,181)      (208,694)      (152,731)
  Interest expense--DMX-Europe N.V. (note 4)        (53,936)              -              -
  Other income                                      172,270        779,866        332,368
  Other expense                                     (12,405)      (232,687)      (105,907)
                                                -----------------------------------------
                                                (11,684,065)   (12,344,240)    (4,257,758)
                                                -----------------------------------------

  Net loss                                     $(33,854,777)   (23,079,529)   (16,505,214)
                                                =========================================
Loss per share                                 $       (.68)          (.60)          (.48)
                                                =========================================
Weighted average number of shares                49,675,569     38,505,107     34,436,464
                                                =========================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                     Common Stock                                                        Foreign
                                 ---------------------                                                  currency
                                 Number of                  Paid in       Accumulated      Treasury    Translation
                                   shares      Amount       capital         deficit         stock        reserve          Total
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1993    32,031,480   $320,315   $ 63,976,740    $ (64,639,393)   $(578,003)   $      -      $    (920,341)

Issuance of common stock          3,530,000     35,300     14,951,725                -            -           -         14,987,025
Cost of issuance                          -          -        (62,409)               -            -           -            (62,409)

Issuance of common stock as
 compensation to affiliates          34,107        341        122,313                -            -           -            122,654
Issuance of common stock as
 compensation                       685,013      6,850      2,005,379                -            -           -          2,012,229
Accrued compensation (note 7)             -          -        549,708                -            -           -            549,708
Net loss                                  -          -              -      (16,505,214)           -           -        (16,505,214)

                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1994    36,280,600    362,806     81,543,456      (81,144,607)    (578,003)          -            183,652
Issuance of common stock          7,400,000     74,000     17,188,500                -            -           -         17,262,500
Cost of issuance                          -          -        (70,958)               -            -           -            (70,958)
Accrued compensation (note 7)             -          -        549,708                -            -           -            549,708
Foreign currency translation
 reserve                                  -          -              -                -            -      26,390             26,390
Net loss                                  -          -              -      (23,079,529)           -           -        (23,079,529)
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1995    43,680,600    436,806     99,210,706     (104,224,136)    (578,003)     26,390         (5,128,237)
Issuance of common stock
 (unaudited)                     15,991,624    159,916     37,237,643                -            -           -         37,397,559
Cost of issuance (unaudited)              -          -       (239,798)               -            -           -           (239,798)
Accrued compensation (note 7)
 (unaudited)                              -          -        549,708                -            -           -            549,708
Foreign currency translation
 reserve (unaudited)                      -          -              -                -            -     (78,705)           (78,705)
Net loss (unaudited)                      -          -              -      (33,854,777)           -           -        (33,854,777)
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1996
 (unaudited)                     59,672,224   $596,722   $136,758,259    $(138,078,913)   $(578,003)   $(52,315)     $  (1,354,250)
                                 ==================================================================================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                      1996           1995           1994
                                                                                  -----------------------------------------
                                                                                  (Unaudited)
Cash flows from operating activities:
 Net loss                                                                         $(33,854,777)  (23,079,529)   (16,505,214)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                       2,229,646     1,341,775      1,065,666
 Loss on retirement of property and equipment                                                -             -        107,806
 Dividend from Galactic/TEMPO Sound                                                    150,000       300,000        250,011
 Equity in earnings of Galactic/TEMPO Sound                                           (197,227)     (306,640)      (223,852)
 Equity in loss of DMX-Europe N.V.                                                  11,853,686    13,271,599      4,746,239
 Loss on disposal of DMX-Europe N.V.                                                 7,153,278             -              -
 Compensation expense for stock issued to affiliates                                         -             -        122,654
 Compensation expense for stock bonus and options                                      549,708       549,708      2,561,937
 Provision for doubtful accounts                                                       643,148       700,000        156,802
 Decrease in deferred compensation                                                           -             -       (370,095)
 (Increase) decrease in prepaid and other current assets                              (947,596)       76,315       (427,852)
 Decrease in advances to DMX-Europe N.V.                                                     -       490,296        161,387
 (Increase) in receivables                                                          (1,077,525)     (715,015)    (1,283,119)
 Decrease (increase) in other assets                                                    93,157      (111,250)        (1,169)
 (Decrease) increase in deferred revenue                                               (80,934)      (42,145)       418,540
 Increase in royalty payable                                                           521,292       538,562        445,651
 Increase (decrease) in accounts payable and accrued liabilities                     4,035,653       (33,365)        37,941
                                                                                  -----------------------------------------
    Net cash used in operating activities                                           (8,928,491)   (7,019,689)    (8,736,667)

Cash flows from investing activities:
 Purchase of property and equipment, net                                            (1,519,444)     (954,101)      (540,105)
 Advances to DMX-Europe N.V., net                                                     (681,846)   (2,044,311)             -
 Investment in preferred stock of DMX-Europe (UK) Limited                           (6,440,000)   (3,500,000)             -
 Purchase of securities held to maturity                                                     -      (165,000)    (2,244,781)
 Proceeds from matured securities held to maturity                                     165,000     2,279,738        490,043
                                                                                  -----------------------------------------
    Net cash used in investing activities                                           (8,476,290)   (4,383,674)    (2,294,843)

Cash flows from financing activities:
  Issuance of common stock, net                                                     10,346,094    17,191,542     14,924,616
  Repayment of note payable to bank                                                    (45,000)     (240,000)      (240,000)
  Repayment of note payable                                                                  -      (181,455)      (181,455)
  Repayment of principal portion of capital lease obligation                          (397,398)     (228,225)       (71,419)
                                                                                  -----------------------------------------
    Net cash provided by financing activities                                        9,903,696    16,541,862     14,431,742
                                                                                  -----------------------------------------
    Net (decrease) increase in cash and cash equivalents                            (7,501,085)    5,138,499      3,400,232

Cash and cash equivalents, beginning of year                                         8,622,119     3,483,620         83,388
                                                                                  -----------------------------------------
Cash and cash equivalents, end of year                                            $  1,121,034     8,622,119      3,483,620
                                                                                  =========================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995


(1)  INCORPORATION AND NATURE OF BUSINESS.
     ------------------------------------

     DMX Inc. (the "Company"), formerly International Cablecasting Technologies Inc. ("ICT"), was incorporated under the laws of the state of Delaware in May 1990, to accomplish a corporate reorganization which effected a change of situs of its predecessor company of the same name (ICT-Canada). ICT-Canada was incorporated pursuant to the Company Act (British Columbia) on April 26, 1979, by registration of its Memorandum and Articles under the name Can-Am Entertainment Corporation. On November 14, 1986, its name was changed to International Cablecasting Technologies Inc. On April 27, 1995, the Company changed its name to DMX Inc.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
     ------------------------------------------

     ACCOUNTING PRINCIPLES AND CONSOLIDATION.
     ---------------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TEMPO Sound, 450714 B.C. Ltd. and DMX-Europe N.V. and subsidiary ("DMX-E"). All material intercompany balances and transactions have been eliminated.

     GOODWILL.
     --------

     Goodwill was calculated as the purchase price of DMX-E less the fair value of net assets acquired and is being amortized over 20 years. Goodwill will be eliminated upon the ultimate disposition of DMX-E pursuant to the Company's plan to dispose of its operations as described in note 4. In connection with the anticipated disposal of operations and considering the terms of such agreements, goodwill has been reduced by $5,685,000 due to the impairment of its value.

     REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.
     -------------------------------------------------------

     The Company recognizes revenue based upon subscriber levels for affiliate sales and the contract terms for its direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by its affiliates. Direct sales revenue is recognized at inception of service in accordance with the contract terms. The Company analyzes subsequent cash receipts and other data to determine the adequacy of its allowance for doubtful accounts.

     Accounts receivable and subscriber fee revenue from related party consists of receivables and revenues due from Tele-Communications, Inc. ("TCI"), and its affiliates. At September 30, 1996, TCI held 45.42% of the outstanding common stock of the Company. Total subscriber fee revenue from TCI for the fiscal years ended September 30, 1996, 1995 and 1994 represented approximately 56%, 61% and 65%, respectively, of total subscriber fee revenue.

     INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.
     ----------------------------------------------

     The Company's 50% investment in Galactic/TEMPO Sound, a partnership with Galactic Radio Partners, Inc., is accounted for using the equity method. The 50-50 joint venture commenced July 16, 1990, providing basic cable audio programming to cable television system operators.

     DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY.
     ---------------------------------------------

     On December 13, 1996, the Company announced that its board of directors had approved the disposition of DMX-Europe N.V. and its subsidiary, DMX-Europe
     (UK) Limited collectively, ("DMX-E") to Jerold H. Rubinstein, Chairman and Chief Executive Officer of the Company. The Company had previously determined to cease financial support of DMX-E and, in the absence of some other arrangements to provide financial support to those Companies, to place them in receivership. The Company has since entered into definitive agreements with Mr. Rubinstein providing for such disposition.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY, CONTINUED.
     --------------------------------------------------------

     Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. In the event DMX-E cannot be reorganized, Mr. Rubinstein intends to organize a new company to distribute the music service on essentially the same terms. DMX Inc. will retain or obtain a ten percent equity interest in the European companies which would have an exclusive, five year, royalty-free license to distribute the DMX service in Europe, the former Soviet Union, and in the Middle East.

     The Company has accounted for the effects of this disposal and accordingly has estimated the loss on the disposal of DMX-E in the accompanying consolidated statements of operations. The loss on disposal was estimated as the net investment of DMX-E of $5,720,000 and the incurrence of certain potential liabilities of $1,469,000 in conjunction with such disposal activities.

     DMX-E was formed by the Company to provide the necessary management, marketing services and operating structure for the distribution of Digital Music Express(R) ("DMX(R)"), throughout Europe. In 1993, TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of Tele-Communications, Inc. ("TCI"), acquired a 49% equity interest in DMX-E through the purchase of 49% of the outstanding common stock of DMX-E for $120,100, in addition to providing a $24.4 million credit facility which was used for the start-up costs and initial operations of DMX-E . The Company partially guaranteed the credit facility, and would be liable for one-half of the TCI-E's "loss" as defined, which may be payable at the option of the Company, in the Company's Common Stock.

     On May 17, 1996, DMX Inc. consummated the merger of TCI-Euromusic, Inc. ("TCI-E") pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 among the Company, TCI-E and United Artists Programming International, Inc. ("UAPI"), an indirect affiliate of TCI and owner of the outstanding shares of TCI-E. As a result of the merger, the Company acquired the remaining 49% interest in DMX-E.

     The merger was accounted for as a purchase and the Company issued 10,841,624 shares of its Common Stock to UAPI at a purchase price totaling $27,104,060. The purchase price less the fair value of TCI-E net assets acquired, resulted in goodwill of $10,415,701 which is being amortized over 20 years and was calculated as follows:

Purchase price                                                                                     $27,104,060
Less book value of TCI-E net assets acquired                                                        (3,479,694)
                                                                                                   -----------
                                                                                                    23,624,366

Purchase price adjustments:
     To adjust the investment in DMX-E for losses recorded by TCI-E, which were
      also recognized by DMX Inc. based on the modified equity method of accounting                 (9,026,263)

To reverse allowance for uncollectible interest recorded by TCI-E @ 49% of the
 interest accrued on the notes receivable                                                           (4,213,793)

Other                                                                                                   31,391
                                                                                                   -----------

Goodwill                                                                                           $10,415,701
                                                                                                   ===========

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY, CONTINUED.
     --------------------------------------------------------

     The accompanying consolidated balance sheet of the Company at September 30, 1996 is consolidated with the accounts of DMX-E and the accompanying consolidated statements of operations and cash flows of the Company were consolidated with the accounts of DMX-E for the period from May 18, 1996 through September 30, 1996. Prior to May 18, 1996, the Company accounted for its investment in DMX -E using the equity method of accounting.

     PROPERTY AND EQUIPMENT.
     ----------------------

     Property and equipment is carried at cost and is depreciated over three to six years using the straight-line method. Leasehold improvements are carried at cost and are depreciated over the shorter of the estimated five-year useful life of the related asset or the term of the lease.

     INCOME TAXES.
     ------------

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS") No. 109. SFAS No. 109 requires the "asset and liability" method of accounting for income taxes. The adoption of SFAS No. 109 did not have any effect on the results of operations for 1994.

     FOREIGN CURRENCY TRANSLATION RESERVE.
     ------------------------------------

     Unrealized gains and losses resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

     LOSS PER SHARE.
     --------------

     The loss per share has been calculated by dividing the loss for the year by the weighted average number of common shares issued and outstanding during the period. Outstanding share options, warrants, awards and shares contingently issuable under equity participation agreements have not been considered in the computation as their impact on the net loss per common share would be antidilutive.

     CASH EQUIVALENTS.
     ----------------

     Cash equivalents include highly liquid investments with an original maturity of three months or less.

     CASH FLOW INFORMATION.
     ---------------------

     Cash payments for interest in fiscal 1996, 1995 and 1994 were $246,200, $236,500 and $152,700, respectively.

     USE OF ESTIMATES.
     ----------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


     CONCENTRATION OF CREDIT RISK.
     ----------------------------

     The Company's accounts receivable balance is comprised primarily of amounts due from cable system operators, with the majority due from its largest customer, TCI.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     RECLASSIFICATIONS.
     -----------------

     Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.


(3)  INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.
     ----------------------------------------------

     The summarized balance sheet and operating data for the twelve month periods ended September 30, 1996 and 1995 of the Galactic/TEMPO Sound partnership follows:


                                       1996          1995
                                    (Unaudited)   (Unaudited)
                                    -------------------------
Current assets                      $   890,383       828,804
Non-current assets                      143,797       186,747
Current liabilities                      26,021       101,694
Partners' capital                     1,008,159       913,857
Partners' draws for the period         (300,000)     (600,000)
Revenues                              2,226,753     1,903,178
Operating expenses                   (1,832,299)   (1,289,898)
Net income                          $   394,454       613,280
                                    =========================

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  INVESTMENT IN DMX-EUROPE N.V. AND SUBSIDIARY.
     --------------------------------------------

     The summarized operating data for the years ended September 30, 1996 ,1995 and 1994, of DMX-Europe N.V. and subsidiary follows:


                                                                                            For the year ended September 30,
STATEMENTS OF OPERATIONS DATA:                                                            1996             1995            1994
                                                                                     ---------------------------------------------

Revenue                                                                              $  1,559,262            151,176        51,274
Operating, selling, general and administrative expenses                                15,594,979         16,500,784     8,057,052
Depreciation and amortization                                                             909,022            541,678       125,697
                                                                                     ---------------------------------------------
Operating loss                                                                        (14,944,739)       (16,891,286)   (8,131,475)
Interest expense                                                                       (3,115,621)        (2,876,252)   (1,217,452)
Other                                                                                      22,851             54,519        22,892
                                                                                     ---------------------------------------------
Net loss                                                                             $(18,037,509)       (19,713,019)   (9,326,035)
                                                                                     =============================================

     The summarized balance sheet date of DMX-E as of May 17, 1996 follows:


                                                                                                     At May 17, 1996
BALANCE SHEET DATA:                                                                                    (Unaudited)
                                                                                                     ---------------
Current assets                                                                                          $  2,146,889
Property and equipment net of accumulated depreciation                                                     1,668,368
                                                                                                     ---------------
Total assets                                                                                            $  3,815,257
                                                                                                     ===============
Trade accounts payable and accrued expenses                                                             $  7,940,963
Intercompany - payables due parent                                                                         2,726,157
Long-term debt                                                                                            30,792,911
                                                                                                     ---------------
Total liabilities                                                                                         41,460,031
Net stockholders' deficit                                                                                (37,644,774)
                                                                                                     ---------------
Total liabilities and stockholders' deficit                                                             $  3,815,257
                                                                                                     ===============

     Long-term debt at September 30, 1996 of $34,393,318 represents intercompany debt which included the original principal amount of the TCI-E note of $24,436,000, the intercompany payables at May 17, 1996 of $2,726,157 and related accrual interest of $7,231,161 thereon. Amounts were eliminated in the accompanying consolidated balance sheets.

     For the period from October 1, 1995 through May 17, 1996 and for the year ended September 30, 1995, the Company charged DMX-E for certain expenses totaling $682,000 and $3,816,000, respectively, related to salaries, programming, marketing, equipment lease and research and development expenses incurred by the Company on DMX-E's behalf. Amounts are included in the accompanying consolidated statements of operations.

     For the period from May 17, 1996 through September 30, 1996, the Company charged DMX-E for certain expenses totaling $269,000, related to salaries, programming, marketing, equipment lease and research and development expenses incurred by the Company on DMX-E's behalf; $51,000 for royalties and $874,000 for interest on intercompany debt. These amounts along with the intercompany balances were eliminated in consolidation in the accompanying consolidated balance sheet and statement of operations.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     DISCONTINUED OPERATIONS AND INVESTMENT IN AND ADVANCE TO DMX-EUROPE
     -------------------------------------------------------------------
     N.V. AND SUBSIDIARY, CONTINUED.
     ------------------------------

     In 1996, the Company was issued 10,000,000 shares of redeemable non-cumulative, convertible, preferred stock by DMX-Europe (UK) Limited and had advanced $3,377,000 for subscriptions to additional shares. These funds were used to fund the operations of DMX-E.

(5)  PROPERTY AND EQUIPMENT.
     -----------------------

     Property and equipment as of September 30, 1996 and 1995 consist of the following:


                                                       1996          1995
                                                    ------------------------
Furniture and equipment                             $ 3,957,369     2,041,147
Leasehold improvements                                  181,348       186,573
Studio equipment                                      6,144,707     4,041,594
Music library                                           918,126       845,218
Computer system                                       1,251,460       498,411
                                                    -------------------------
                                                     12,453,010     7,612,943
                                                    -------------------------
Less accumulated depreciation and amortization       (6,559,022)   (3,276,565)
                                                    -------------------------

                                                    $ 5,893,988     4,336,378
                                                    =========================

     At September 30, 1996, studio equipment included approximately $245,000 in equipment, net of accumulated depreciation of $475,000, that is being leased to DMX-E for a monthly fee of approximately $23,000. Lease income related to leased equipment to DMX-E for the period from October 1, 1995 through May 17, 1996, and the fiscal years ended September 30, 1995 and 1994 was approximately $172,000, $245,000 and $215,000, respectively, and is included in other income. For the period from May 18, 1996 through September 30, 1996, the lease income of approximately $103,000 was eliminated in consolidation.

     Studio equipment of $1,247,000, net of accumulated depreciation of $919,000, at September 30, 1996 was financed under the capital lease obligation.

     During the fiscal year ended September 30, 1994, the Company moved its studio and uplinking facility from Douglasville, Georgia to Littleton, Colorado. As a result, the Company retired equipment that would not be used in operations at its new location. The Company retired equipment with a net book value of $107,806, resulting in a loss recorded during the fiscal year ended September 30, 1994 included in other expense in the accompanying consolidated statements of operations.


(6)  NOTES PAYABLE.
     -------------

     At September 30, 1995, note payable to bank of $45,000 was secured by a certificate of deposit included in securities held to maturity. The note bore interest at one percent (1%) over the interest earned on the certificate of deposit, or 6.2%. The note was repaid in the first quarter of 1996.

     At September 30, 1995, note payable of $201,090 was payable to TCI-Euromusic, Inc. and bore interest at the rate of nine percent (9%) per annum. The studio equipment purchased with the original proceeds of $564,000 from this loan, is leased to DMX-E. The note was repaid in connection with the merger with TCI-Euromusic, Inc. on May 17, 1996.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)  STOCKHOLDERS' (DEFICIT) EQUITY.
     ------------------------------

     STOCK OPTIONS AND COMMITMENTS.
     -----------------------------

     The Company has issued options to purchase Common Stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:


                                   Shares                            Option price
                                 ---------    ----------------------------------------------------------------
Outstanding options at
September 30, 1993               2,401,667    $1.95 - $8.875 per share, expiring on various dates,
                                                 December 31, 1995 to July 1, 2006.

Options issued                     825,000    $3.50 - $5.375 per share
Options exercised                  (30,000)   $4.59 - $4.18 per share
Options expired and terminated    (100,834)   $4.18 - $8.875 per share
                                 ---------
Outstanding options at
September 30, 1994               3,095,833    $1.95 - $6.25 per share, expiring on various dates,
                                                 December 31, 1996 to July 1, 2006.

Options issued                   1,631,250    $2.00 - $3.25 per share
Options expired and terminated    (331,250)   $3.25 - $5.625 per share
                                 ---------
Outstanding options at
September 30, 1995               4,395,833    $1.95 - $6.25 per share, expiring on various dates,
                                                 December 31, 1996 to July 1, 2006

Options issued                     100,000    $2.563 per share
Option expired and canceled       (230,000)   $2.563 - $4.180 per share
Option exercised                  (150,000)   $1.95 per share
                                 ---------
Outstanding options at
September 30, 1996               4,115,833    $1.95 - $6.25 per share, expiring on various dates,
                                                 December 31, 1996 to July 1, 2006

     At September 30, 1996, options to purchase 3,157,500 shares were exercisable at prices ranging from $1.95 to $6.25 per share. 2,891,250 of the exercisable options were held by officers and directors of the Company.

     EQUITY PARTICIPATION AGREEMENTS WITH AFFILIATES.
     -----------------------------------------------

     The Company entered into equity participation agreements with certain affiliated cable companies during the fiscal years ended September 30, 1989 through 1992. Pursuant to the terms of those agreements, the Company issues shares of Common Stock in exchange for the distribution of DMX, based on distribution goals. Compensation to affiliates expense is calculated at the fair market value of the Common Stock issued at the date the affiliated cable company complied with the terms of the agreement. For the fiscal years ended September 30, 1996 and 1995, no shares of Common Stock were earned by the affiliated cable companies. In 1994, a total of 34,107 shares, were earned and issued.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     STOCK BONUS AND OPTION COMPENSATION.
     -----------------------------------

     Stock bonus expense included $549,708 of compensation for each of the years in the three-year period ended September 30, 1996, related to the 1992 extension of the exercise date of an option issued in October 1990. The exercise date was extended from 1993 to December 31, 1996 and is an option to purchase 350,000 shares of common stock granted to Jerold H. Rubinstein, Chairman and Chief Executive Officer ("Chairman and CEO"). During the fiscal year ended September 30, 1996, options to purchase 150,000 shares were exercised.

     Stock bonus expenses included $2,012,229 of compensation for the year ended September 30, 1994, related to a stock bonus granted the Chairman and CEO in 1991. The grant was for 1,027,520 shares of Common Stock at $5.875 per share with original vesting at one-third per year. During the fiscal year ended September 30, 1993, the Stock Bonus Agreement was amended to change the vesting schedule, whereby two-thirds or 685,013 of the 1,027,520 shares granted would all vest in 1994. As consideration for the Chairman and CEO's agreement to defer the vesting of the shares, the Company granted the Chairman and CEO a non-qualified option, pursuant to the 1993 Option Plan, to purchase 70,000 shares of Common Stock at $5.00 per share (the fair market value of the Common Stock on the date of grant).

     COMMON STOCK.
     ------------

     During 1996, the Company completed private placements with certain related parties. Stephen A. Wynn, a director of the Company, acquired 500,000 shares at 2.00 per share on March 15, 1996. TCI acquired 4,500,000 shares at 2.00 per share on May 17, 1996 and was issued 10,841,624 shares valued at $2.50 per share in the Company merger with TCI-E. In addition, TCI bought Stephen A. Wynn's 5,200,000 shares in the Company for 2.00 per share.

     During 1995, the Company completed private placements with certain related parties. Tele-Communications, Inc. acquired 2,000,000 shares, at $2.50 per share on August 29, 1995. Shaw Communications Inc. acquired 1,100,000 shares, at $2.13 per share on March 9, 1995, and acquired 2,000,000 shares at $2.50 per share on August 25, 1995. J.C. Sparkman, a director of the Company, acquired 100,000 shares at $2.50 per share on September 21, 1995. Stephen A. Wynn, a director of the Company, acquired 2,200,000 shares at $2.13 per share on February 21, 1995.


(8)  INCOME TAXES.
     ------------

     At September 30, 1996, the Company had approximately $82,900,000 of net operating loss carryforwards for U.S. Federal income tax reporting purposes, expiring in years 2002 through 2011. The net operating loss carryforward for U.S. Federal income tax purposes does not include deductions for the following: equity in loss of DMX-E and option compensation, offset partially by a deduction of executive compensation resulting from the exercise of stock options for U.S. Federal income tax purposes. The amount of U.S. income tax loss carryforwards available to offset U.S. taxable income in any year may be limited under Section 382 of the Internal Revenue Code of 1986 ("Code"), as amended, which limits the amount of loss carryforwards that may be utilized in any particular tax period when a "change of control" of the Company has occurred for U.S. tax purposes.

     Any deferred tax amount relating to the net operating loss carryforwards, or any other deferred tax asset, has been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)  COMMITMENTS AND CONTINGENCIES.
     -----------------------------

     CAPITAL LEASE WITH RELATED PARTY.
     --------------------------------

     During fiscal 1995 the Company entered into an Agreement (the "Agreement") with Western Tele-Communications, Inc. ("WTCI"), a subsidiary of TCI, to lease up to $2.2 million of equipment on a draw-down basis. As of September 30, 1996, the Company had drawn $2,166,000 to finance equipment for its studio and uplinking facility in Littleton, Colorado. This amount is included in Property and Equipment in the accompanying consolidated balance sheets. The Agreement term extends through the year 2000, at an interest rate of 9.5%.

     OPERATING LEASE COMMITMENTS.
     ---------------------------

     The Company is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. Total expenses under these leases were approximately $5,324,000 in 1996, $5,097,900 in 1995 and $4,185,000 in 1994 and are included in general and administrative, sales and marketing and studio expenses in the accompanying consolidated statements of operations.

     Minimum lease payments under the capital and operating leases at September 30, 1996 follows:


                                                                  Operating          Operating
              Fiscal year ending                   Capital       Leases with        Leases with
                 September 30:                      Lease      Related Parties         Others
-----------------------------------------------------------------------------------------------
1997                                             $  622,173    $ 4,516,200           $  607,900
1998                                                622,173      4,516,200              727,200
1999                                                610,550      4,516,200              703,500
2000                                                407,906      3,316,800              679,300
2001                                                 73,778      2,258,400              666,900
Thereafter                                                -      7,904,400                    -
                                                 ----------------------------------------------
Total minimum lease payments                     $2,336,580    $27,028,200           $3,384,800
                                                 ==============================================
Less amounts representing interest                 (525,046)
                                                 ----------
Present value of net minimum lease payments      $1,811,534
                                                 ==========

     The operating leases with related parties include the lease of studio facilities in Colorado and uplinking and satellite services from WTCI. Total expenses under leases with related party were $4,831,000 in 1996, $4,489,000 in 1995 and $3,678,000 in 1994.

     MANUFACTURING COMMITMENTS AND ROYALTY PAYABLE.
     ---------------------------------------------

     The Company and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMXsDJ's. The Company was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMXsDJ's, but S-A was the exclusive tuner manufacturer in the U.S. and Canada and earned a royalty of approximately five percent (5%) of the Company's premium audio service revenues until August 1996. No payments are required until the Company achieves "operating breakeven", as defined in the agreement.

     The Company and Comstream Corporation ("Comstream"), have an agreement with respect to the manufacture, distribution and servicing of the DR-200 Digital Satellite Receiver. The Company has guaranteed the purchase of 50,000 digital satellite receivers by it, its approved customers and/or affiliates within 42 months after commencement of the agreement.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     401(k) SAVINGS PLAN.
     -------------------

     The Company maintains a qualified defined contribution 401(k) savings plan. Prior to January 1, 1995 eligible participants vested 100% in employer matching contributions of 10% of the participants pretax deferrals invested in the Company's common stock. Subsequent to January 1, 1995, eligible participants vest in employer matching contributions of 10% of the participants pretax deferrals invested in the Company's common stock in accordance with the vesting schedule as defined in the agreement. The discretionary employer matching contribution was 10 percent of the participants pretax deferrals invested in the Company's common stock. For the fiscal year ended September 30, 1996, the Company's employee benefit expense for matching contributions totaled $5,160.

     PARENT GUARANTEES.
     -----------------

     The Company has guaranteed certain contracts of DMX-E related to their uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. A claim under the guaranty of DMX-E's obligation to indemnify British Sky Broadcasting under the uplink services agreement could potentially approximate $1.3 million which is included in the loss on disposal of DMX-E in the accompanying consolidated statement of operations. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft Fur Elektronische Kommunikation mbH and the related side letter agreement. The Company cannot estimate the amount of any potential claims at this time under such guarantee; however, such liabilities could have a material adverse effect upon the financial position and results of operation of the Company.

     As described in note 2, "Discontinued Operations of DMX-Europe N.V. and subsidiary", the Company has ceased funding the operations of DMX-E and has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees discussed above or other claims may be asserted.

     LEGAL ACTIONS.
     -------------

     From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, except as set forth in the next paragraph, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     On September 8, 1996, a purported class action lawsuit entitled
     Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery,
     ---------------------------------------------------------------------------
     Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Menon Bhaskar, DMX
     -------------------------------------------------------------------------
     Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in
     -----------------------------------
     the Delaware Chancery Court alleging, among other things, that the proposed acquisition of the Company by TCI is wrongful, unfair and harmful to the Company's public stockholders and seeking to enjoin the consummation of the Merger. The Company believes that this action is without merit and intends to defend it vigorously.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10) LIQUIDITY AND CAPITAL RESOURCES.
     -------------------------------

     The Company has historically funded its operations primarily through the sale of its common stock. During the fiscal year ended September 30, 1996, the Company generated funds through financing activities that included proceeds of $10.3 million resulting from the sale of $1.0 million of its Common Stock to a former director-shareholder, the sale of $9.0 million of Common Stock to TCI and $293,000 from the exercise of options by the Chief Executive Officer to purchase 150,000 shares of Common Stock at $1.95 per share. The decrease in cash of $7.5 million for the year was the net result of $10.3 million of cash raised in financing activities less cash used in investing activities of $8.5 million, relating primarily to the funding of DMX-E losses, and cash used in operating activities of $8.9 million.

     With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from it's operating activities on a prospective basis, and has reduced its operating expenses to extend the U.S. operation's working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. The Company is negotiating with TCI for a $3.5 million loan to fund past and future tuner purchases. However, the Company is not seeking additional financing at this time to fund its other operational requirements and its obligations related to the discontinuance of the operations of DMX-E due to the pendency of the TCI acquisition proposal and management's belief that with the closure of the Company's European operations, its domestic cash flow should be sufficient to meet the Company's cash requirements. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its available cash resources while maintaining its competitive position.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 2 and 9 to the Company's consolidated financial statements and in "Disposal of DMX-E" above, the Company has ceased funding the operations of DMX-E and the Company has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(11) RECENT DEVELOPMENTS.
     -------------------

     On August 30, 1996, the Company received an unsolicited proposal from TCI proposing the merger of the Company with a TCI subsidiary. Following receipt of the proposal, the Company established a special committee of its Board of Directors to consider the proposal and retained Houlihan Lokey Howard & Zukin to act as its financial advisor. The Company is currently negotiating the terms of a definitive merger agreement with TCI, which owns approximately 45% of DMX Inc.'s outstanding stock. The merger agreement would provide for a merger in which DMX Inc. would be acquired by a new corporation ("Music Co.") to be formed by TCI pursuant to which the shareholders of DMX Inc. would receive Class A Common Stock of Music Co. representing approximately 19.25% of the total outstanding shares of Music Co.'s Class A Common Stock and Class B Common Stock The Class A Common Stock would be identical to the Class B Common Stock to be held by TCI except that each share of Class B Common Stock would have ten votes on all matters while shares of Class A Common Stock would have one vote. In connection with the merger and the issuance of the Class B Common Stock to TCI, TCI would cause certain affiliates to contribute and transfer to Music Co. all of their respective rights, title and interest in certain specified assets. To the extent that Music Co.'s Class A Common Stock does not trade at or above $2 per share, for at least twenty consecutive trading days during the first year following the merger, holders of the Class A Common Stock would have the right, exercisable during the 30 day period beginning on the first anniversary of the merger, to require TCI to purchase such Class A Common Stock at a price of $2.00 per share, payable at TCI's option either in cash or shares of TCI's TCI Group Series A Common Stock. In connection with the merger negotiations, the Company is negotiating with TCI for a $3.5 million loan to purchase, or reimburse the Company for the purchase of, tuners and related equipment.

                  DMX-EUROPE N.V.

                  CONSOLIDATED FINANCIAL STATEMENTS

                  September 30, 1996, 1995 and 1994

                  With Independent Auditors' Report

       PO Box 695
       8 Salisbury Square
       London EC4Y 8BB



  Independent auditors' report

  To the Board of directors and stockholders of DMX-Europe N.V.

  We have audited the accompanying consolidated balance sheets of DMX-Europe N.V. and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended 30 September 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. In addition, during 1996, DMX Inc. stated that it would no longer financially support DMX-Europe. In December 1996, DMX Inc.'s board of directors approved the disposal of DMX-Europe N.V. and subsidiary to Mr Jerold Rubinstein, its Chairman and Chief Executive Officer. Mr Rubinstein's plans in regard to these matters are also described in note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.



  KPMG
  Chartered Accountants
  Registered Auditors                                           London, England
                                                                           1997

DMX-Europe N.V.

Consolidated Balance Sheets
as of September 30, 1996 and 1995

Assets

                                                             1996          1995
                                                                $             $
Current assets
Cash and cash equivalents                                 192,635       694,079
Prepaid expenses                                          851,586       971,998
Trade accounts receivable                                 435,480        96,712
Inventories                                                98,517       226,525
                                                       ----------     ---------
Total current assets                                    1,578,218     1,989,314
                                                       ----------     ---------
Fixed assets
Equipment                                               3,080,294     2,806,647
Less accumulated depreciation and amortization         (1,605,105)     (697,413)
                                                       ----------     ---------
                                                        1,475,189     2,109,234
                                                       ----------     ---------
Total assets                                            3,053,407     4,098,548
                                                       ==========     =========

See accompanying notes to the consolidated financial statements.

DMX-Europe N.V.

Consolidated Balance Sheets
as of September 30, 1996 and 1995

Liabilities and Stockholders' Equity

                                                           1996            1995
                                                              $               $
Current liabilities
Trade accounts payable                                7,284,664       3,761,246
Due to parent company                                   355,152       2,044,311
Accrued expenses                                      1,495,546       1,899,710
                                                    -----------     -----------
Total current liabilities                             9,135,362       7,705,267

Long term debt (note 3)                              34,393,318      28,664,046
                                                    -----------     -----------
Total liabilities                                    43,528,680      36,369,313
                                                    -----------     -----------

Stockholders' equity/(deficit)
Common stock 10 Dutch Florins par value,
 authorised 100,000 shares, issued 39,216 shares        245,100         245,100
Minority interests - non-cumulative, non-voting,
convertible, redeemable 5% preference shares of
$1 each of DMX-Europe (UK) Limited owned by DMX
Inc., authorised 10,000,000 shares:
-  subscribed and issued                             10,000,000               -
-  subscribed and unissued                            3,377,000       3,500,000

Accumulated deficit                                 (54,045,058)    (36,007,549)
Cumulative translation adjustment                       (52,315)         (8,316)
                                                    -----------     -----------
Net stockholders' deficit                           (40,475,273)    (32,270,765)
                                                    -----------     -----------
Total liabilities and stockholders' equity            3,053,407       4,098,548
                                                    ===========     ===========

See accompanying notes to the consolidated financial statements.

DMX-Europe N.V.

Consolidated Statements of Operations
for the years ended September 30, 1996, 1995 and 1994



                                           1996            1995           1994
                                              $               $              $
Revenues
Subscriber fees                       1,357,733         151,176         51,274
Other revenue                           201,529               -              -
                                    -----------     -----------     ----------
                                      1,559,262         151,176         51,274
Operating expenses
General and administrative            3,386,993       3,117,943      1,979,256
Sales and marketing                   3,109,790       3,259,442      1,125,124
Studio and programming                8,766,981       8,148,891      4,135,345
Research and development                331,215       1,974,508        817,327
Depreciation and amortization           909,022         541,678        125,697
                                    -----------     -----------     ----------
                                     16,504,001      17,042,462      8,182,749
                                    -----------     -----------     ----------
Loss from operations                (14,944,739)    (16,891,286)    (8,131,475)

Other income/(expenses)
Interest income                          22,851          54,519         22,892
Interest expense                     (3,115,621)     (2,876,252)    (1,217,452)
                                    -----------     -----------     ----------
Net loss                            (18,037,509)    (19,713,019)    (9,326,035)
                                    ===========     ===========     ==========

See accompanying notes to the consolidated financial statements.

DMX-Europe N.V.

Consolidated Statement of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994

                                             Common    Preference     Accumulated    Translation            Total
                                              Stock         Stock         Deficit     Adjustment    Stockholders'
                                                                                                           Equity
                                                  $             $               $              $                $
Balance October 1, 1993                     245,100             -      (6,968,495)        32,312       (6,691,083)
Movement year ended
 September 30, 1994                               -             -               -        (12,630)         (12,630)
Net loss for the year ended
 September 30, 1994                               -             -      (9,326,035)             -       (9,326,035)
                                            -------    ----------     -----------        -------      -----------
Balance October 1, 1994                     245,100             -     (16,294,530)        19,682      (16,029,748)
Movement year ended
 September 30, 1995                               -             -               -        (27,998)         (27,998)
Subscribed and unissued
 preference shares                                -     3,500,000               -              -        3,500,000
Net loss for the year ended
 September 30,1995                                -             -     (19,713,019)             -      (19,713,019)
                                            -------    ----------     -----------        -------      -----------
Balance October 1, 1995                     245,100     3,500,000     (36,007,549)        (8,316)     (32,270,765)
Movement year ended
 September 30, 1996                               -             -               -        (43,999)         (43,999)
Authorised and subscribed
 preference shares                                -    10,000,000               -              -       10,000,000
Conversion of unissued to
 issued preference shares                         -    (3,500,000)              -              -       (3,500,000)
Subscribed and unissued
 preference shares                                -     3,377,000               -              -        3,377,000
Net loss for the year
 September 30, 1996                               -             -     (18,037,509)             -      (18,037,509)
                                            -------    ----------     -----------        -------      -----------
Balance September 30, 1996                  245,100    13,377,000     (54,045,058)       (52,315)     (40,475,273)
                                            =======    ==========     ===========        =======      ===========

DMX-Europe N.V.

Consolidated Statements of Cash Flows
for the years ended September 30, 1996, 1995 and 1994

                                                                                   1996            1995           1994
                                                                                      $               $              $
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                    (18,037,509)    (19,713,019)    (9,326,035)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                                   909,022         541,678        125,697
Change in prepaid expenses                                                      133,140        (520,647)       (54,974)
Change in accounts receivable                                                  (364,432)        (67,496)        (6,885)
Change in inventories                                                           123,943        (227,292)             -
Change in accounts payable                                                    3,539,707       3,510,898       (276,604)
Change in accrued liabilities                                                  (379,443)      1,073,850        206,877
Change in intercompany liability with DMX Inc.                               (1,689,159)      1,554,015       (161,386)
Change in accrued interest liability with TCI - Euromusic                    (4,228,046)      2,849,368      1,217,425
Change in accrued interest liability with DMX Inc.                              874,250               -              -
                                                                            -----------     -----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (19,118,527)    (10,998,645)    (8,275,885)
                                                                            -----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                          (288,174)     (2,277,906)      (246,180)
                                                                            -----------     -----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                          (288,174)     (2,277,906)      (246,180)
                                                                            -----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Note payable DMX Inc.                                                        33,519,068               -              -
Loan principal (assignments)/drawdowns                                      (24,436,000)      9,436,000      9,500,000
Subscribed preference stock                                                   9,877,000       3,500,000              -
                                                                            -----------     -----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    18,960,068      12,936,000      9,500,000
                                                                            -----------     -----------     ----------
Effect of exchange rate changes on cash                                         (54,811)        (29,004)         5,337

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (501,444)       (369,555)       983,272

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    694,079       1,063,634         80,362
                                                                            -----------     -----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          192,635         694,079      1,063,634
                                                                            ===========     ===========     ==========

No interest or tax was paid in any of the periods presented.

DMX-Europe N.V.

Notes to consolidated financial statements
(forming part of the consolidated financial statements)


1  INCORPORATION AND NATURE OF BUSINESS

   DMX-Europe N.V. was incorporated under the laws of the Netherlands on February 17, 1992. DMX-Europe N.V.'s primary business is to market premium digital audio channels of music programming, known as Digital Music Express(R) ("DMX(R)"), throughout Europe to cable, and direct-to-home subscribers.

   DMX-Europe N.V. owns 100% of the outstanding share capital of DMX-Europe (UK) Limited, a United Kingdom company.

   DMX Inc., a Delaware corporation, owns 100% of the outstanding common stock having acquired the 49% shareholding previously held by TCI-Euromusic Inc., ("TCI-E"), a Colorado corporation and a subsidiary of Tele-Communications Inc., ("TCI"), as part of the merger transaction on May 17, 1996 whereby DMX Inc. acquired all the outstanding equity of TCI-E.


2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PREPARATION

   The company and its subsidiary, DMX-Europe (UK) Limited have suffered recurring losses from operations, have negative working capital and a net stockholders' deficit. In addition, during 1996, DMX Inc. stated that it would no longer financially support DMX-Europe. In December 1996, DMX Inc.'s board of directors approved the disposal of DMX-Europe N.V. and subsidiary, DMX-Europe (UK) Limited ("DMX-E") to Mr Jerold Rubinstein, its Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive five year, royalty free license to use DMX Inc.'s music in Europe, the former Soviet Union, and in the Middle East. It is Mr Rubinstein's intention to seek to reorganize the operation of DMX-E and seek new equity investors. However, there can be no assurances that the proposed reorganization will take place or that new equity investors will be found. Accordingly there is significant doubt as to the company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

   ACCOUNTING PRINCIPLES AND CONSOLIDATION

   These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the company and its wholly owned subsidiary, DMX-Europe (UK) Limited. All material intercompany transactions have been eliminated.

DMX-Europe N.V.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   CASH EQUIVALENTS

   Cash equivalents of approximately $193,000 at September 30, 1996, (1995:
   $694,000) consist of balances held by banks.

   The company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

   RESEARCH AND DEVELOPMENT

   Research and development costs are expensed as incurred and amounted to $334,000 during 1996 (1995: $1,988,000).

   EQUIPMENT

   Equipment is stated at cost and depreciated over 3 to 5 years using the straight line method.

   INVENTORIES

   Inventories are stated at the lower of cost and net realisable value.

   FOREIGN CURRENCY

   The financial statements of DMX-Europe N.V. and its subsidiary are maintained in their functional currencies, US Dollars and British Pound Sterling, respectively. Translation gains have been recorded in a separate section of stockholders' equity. Exchange gains resulting from foreign currency transactions, amounting to $69,042 (1995: $13,930), have been included in the consolidated statement of operations.

   INCOME TAXES

   These financial statements adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the "asset and liability" method of accounting for income taxes.

DMX-Europe N.V.

3  LONG TERM DEBT

   Long term debt at September 30, 1996, and September 30, 1995 consists of the following:


                                                          1996          1995
                                                             $             $
   Loan draw-downs from TCI-Euromusic Inc.                   -    24,436,000
   Interest on the above loan                                -     4,228,046
   Note payable DMX Inc.                            33,519,068             -
   Accrued interest on the above                       874,250             -
                                                    ----------    ----------
                                                    34,393,318    28,664,046
                                                    ==========    ==========

   On May 19, 1993, the company entered into a financing agreement with its then 49% shareholder, TCI-E. Under the terms of this agreement, TCI-E agreed to provide a maximum loan facility of $24,436,000 to the company. As at September 30, 1995, DMX-Europe N.V. had drawn down the maximum amount, $24,436,000, available under this facility.

   On May 17, 1996 TCI-E was fully merged with and into DMX Inc. the parent company of DMX-Europe NV. As a result of this merger the loan principal of $24,436,000 together with the related accrued interest outstanding as at May 17, 1996 of $6,356,911 was assigned to DMX Inc.

   These assigned loan and accrued interest amounts, together with the intercompany liability of $2,726,157 due to DMX Inc. as at May 17, 1996, were converted into a note payable totalling $33,519,068 in favour of DMX Inc. The terms and conditions attaching to this note payable have yet to be finalised and incorporated into a formal loan agreement. In the interim, an interest charge of 7% per annum is being accrued on the total amount of the note payable outstanding.

   As at September 30, 1996 accrued interest of $874,250 was due and payable to DMX Inc. as part of this interim arrangement.

DMX-Europe N.V.

4  COMMITMENTS

   The company is obligated under various operating leases for office space, uplinking and satellite services, which include sub leases for Astra digital subcarriers and associated advertising and marketing commitments. Certain leases are cancellable subject to penalties. The company is also obligated under various agreements for the provision of subscriber management services. Total expenses under these leases and agreements were approximately $8,937,000 in 1996 (1995: $8,263,000) and are included in general and administrative, studio and programming, and sales and marketing costs in the accompanying consolidated statements of operations. As of September 30, 1996, minimum annual lease commitments were as follows:

   Fiscal year ending 30 September:

                                                   $
   1997                                    9,902,000
   1998                                    6,567,000
   1999                                    5,950,000
   2000                                    6,252,000
   2001                                    6,094,000
   Thereafter                              6,157,000
                                          ----------
   Total minimum lease commitments        40,922,000
                                          ==========

5  RELATED PARTY TRANSACTIONS

   DMX-Europe N.V. has incurred expenses of approximately $1,036,997 (1994:
   $2,392,181) for salaries, programming, marketing and research and development costs recharged from DMX Inc. These are included in the consolidated financial statements as part of operating expenses.


6  INCOME TAXES

   As at September 30, 1996 the company and its subsidiary have net operating losses carried forward for Dutch and UK tax authority purposes. These have still to be quantified with the relevant fiscal authority. However any deferred tax asset relating to net operating losses carried forward, or any other deferred tax asset, will be fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded.

DMX-Europe N.V.

7  SEGMENTAL ANALYSIS

                                               1996       1995      1994
                                                  $          $         $

   UK and Eire                              229,114     18,125     8,503
   Germany, Austria and Switzerland       1,087,378          -         -
   Scandinavia                               59,797     78,250    42,458
   Rest of Europe                           162,973     54,801       313
   Asia Pacific rim                          20,000          -         -
                                          ---------    -------    ------
                                          1,559,262    151,176    51,274
                                         ==========    =======    ======

8  LIQUIDITY AND CAPITAL RESERVES

   The company and its subsidiary, DMX-Europe (UK) Limited have suffered recurring losses from operations, have negative working capital and a net stockholders' deficit. In addition, during 1996, DMX Inc. stated that it would no longer financially support DMX-Europe. In December 1996, DMX Inc.'s board of directors approved the disposal of DMX-Europe N.V. and subsidiary, DMX-Europe (UK) Limited ("DMX-E") to Mr Jerold Rubinstein, its Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive five year, royalty free license to use DMX Inc.'s music in Europe, the former Soviet Union, and in the Middle East. It is Mr Rubinstein's intention to seek to reorganize the operation of DMX-E and seek new equity investors. However, there can be no assurances that the proposed reorganization will take place or that new equity investors will be found. Accordingly there is significant doubt as to the company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.