Form 10-K/A
period 1996-09-30
DMX INC
filed 1997-01-29
CIK 865745

 As filed with the Securities and Exchange Commission on January 14, 1997.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.
           --------------------------------------------------------------

   (a) Exhibits. Following is a list of Exhibits filed with this report.
       --------

Exhibit
-------
Number    Description
------    -----------

23.1      Consent of KPMG Peat Marwick LLP

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DMX INC.
          (Registrant)


By: /s/ Jerold H. Rubinstein                           Date:   January 29, 1997
        Chairman of the Board and
        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                     Date                   Title
        ---------                     ----                   -----

/s/ Jerold H. Rubinstein         January 29, 1997      Chairman of the Board and
                                                       Chief Executive Officer

/s/ J. Wendy Kim                 January 29, 1997      Chief Financial Officer
                                                       and Corporate Secretary

/s/ Kent Burkhart                January 29, 1997      Director

/s/ Donne F. Fisher              January 29, 1997      Director

/s/ Leo J. Hindery, Jr.          January 29, 1997      Director

    Bhaskar Menon                January   , 1997      Director

/s/ James R. Shaw, Sr.           January 29, 1997      Director

/s/ J.C. Sparkman                January 29, 1997      Director


                                   DMX INC.
                               AND SUBSIDIARIES

                  Index to Consolidated Financial Statements


                                                                       Page
                                                                       ----
Independent Auditors' Report on Consolidated Financial Statements
 and Financial Statement Schedules...................................  F-2


Consolidated Financial Statements of DMX Inc.:

       Consolidated Balance Sheets - September 30, 1996
        and 1995.....................................................  F-3

       Consolidated Statements of Operations -
        Years ended September 30, 1996, 1995 and 1994................  F-4

       Consolidated Statements of Stockholders' Deficit -
        Years ended September 30, 1996, 1995 and 1994................  F-5

       Consolidated Statements of Cash Flows -
        Years ended September 30, 1996, 1995 and 1994................  F-6

       Notes to Consolidated Financial Statements....................  F-7


Financial Statement Schedules have not been provided as any information has been included in the financial statements and notes thereto


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

Consolidated Statements of Operations................................  F-23

Consolidated Statement of Stockholders' Equity.......................  F-24

Consolidated Statements of Cash Flows................................  F-25

Notes to Consolidated Financial Statements...........................  F-26-30

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors
DMX Inc.:

We have audited the consolidated financial statements of DMX Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMX Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended September 30, 1994.



Los Angeles, California
January 15, 1997                                KPMG Peat Marwick LLP

                                   DMX INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                              ASSETS                                                       1996             1995
                                                                                                     ------------------------------
Current assets:
  Cash and cash equivalents                                                                          $     928,399    $   8,622,119
  Securities held to maturity                                                                                    -          165,000
  Prepaid expenses                                                                                         464,545          112,281
  Equipment inventory                                                                                      438,163          264,895
  Accounts receivable:
    Trade related party                                                                                  1,828,973        1,876,453
    Other trade                                                                                          2,732,018        1,893,020
    Other                                                                                                        -           45,692
    Allowance for doubtful accounts                                                                       (251,247)        (856,802)
                                                                                                     -------------    -------------
            Total current assets                                                                         6,140,851        2,958,363

Current assets DMX-Europe N.V.:
  Cash                                                                                                     192,635                -
  Prepaid expenses                                                                                         851,586                -
  Equipment inventory                                                                                       98,517                -
  Accounts receivable (net)                                                                                435,480                -
                                                                                                     -------------    -------------
            Total current assets DMX-Europe N.V.                                                         1,578,218                -
                                                                                                     ------------------------------
            Total current assets                                                                         7,719,069       12,122,658

Investment in Galactic/TEMPO Sound (note 3)                                                                504,156          456,929
Property and equipment, net (note 5)                                                                     4,418,799        4,336,378
Property and equipment DMX-Europe N.V., net (note 5)                                                     1,475,189                -
Goodwill, net                                                                                            4,535,658                -
Other assets                                                                                                99,148          166,419
                                                                                                     ------------------------------
                        TOTAL ASSETS                                                                 $  18,752,019    $  17,082,384
                                                                                                     ==============================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                                   $   1,097,476    $   1,182,878
  Accrued liabilities                                                                                    4,886,837        1,449,938
  Accrued liabilities - loss on disposal DMX-Europe N.V. (note 4)                                        1,468,530                -
  Short-term note payable to bank (note 6)                                                                       -           45,000
  Note payable (note 6)                                                                                          -          201,090
  Current portion of capital lease obligation (note 9)                                                     410,108          371,136
                                                                                                      ------------    -------------
            Total current liabilities                                                                    7,862,951        3,250,042

Current liabilities DMX-Europe N.V.:
  Accounts payable                                                                                       7,284,664                -
  Accrued liabilities                                                                                    1,488,492                -
                                                                                                     -------------    -------------
            Total current liabilities DMX-Europe N.V.:                                                   8,773,156                -
                                                                                                     ------------------------------
            Total current liabilities                                                                   16,636,107        3,250,042

Deferred revenue                                                                                           295,461          376,395
Royalty payable (note 9)                                                                                 1,773,275        1,251,983
Investment in DMX-Europe N.V. (note 4)                                                                           -       15,886,116
Capital lease obligation (note 9)                                                                        1,401,426        1,446,085

Stockholders' deficit (note 7):
  Common Stock, $.01 par value. Authorized 100,000,000 shares; issued 59,672,224 shares in 1996 and
   43,680,600 shares in 1995                                                                               596,722          436,806
  Paid-in capital                                                                                      136,758,259       99,210,706
  Accumulated deficit                                                                                 (138,078,913)    (104,224,136)
  Foreign currency translation reserve                                                                     (52,315)          26,390
  Treasury stock, 85,630 shares, at cost                                                                  (578,003)        (578,003)
                                                                                                     ------------------------------
            Net stockholders' deficit                                                                   (1,354,250)      (5,128,237)


Commitments and contingencies (note 9)                                                                           -                -

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  18,752,019    $  17,082,384
                                                                                                     ==============================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                    1996           1995           1994
                                               ------------------------------------------
Subscriber fee revenues - related party        $  9,086,434      7,695,978      6,095,088
Subscriber fee revenues - other                   6,972,671      4,920,380      3,281,971
Other revenue, net                                  431,060        157,026              -
Revenue--DMX-Europe N.V. (note 4)                   836,438              -              -
                                                -----------------------------------------
                                                 17,326,603     12,773,384      9,377,059

Operating expenses:
  General and administrative                      5,803,043      5,511,615      4,897,948
  Sales and marketing                             8,570,141      7,438,023      6,468,848
  Studio and programming                          9,016,760      7,773,759      5,455,766
  International development                           1,598        168,629         61,251
  Research and development                          778,047        725,164        990,445
  Compensation to affiliates                              -              -        122,654
  Stock bonus and option compensation               549,708        549,708      2,561,937
  Depreciation and amortization                   1,883,415      1,341,775      1,065,666
  Operating expenses--DMX-Europe N.V. (note 4)    5,741,325              -              -
  Loss on disposal of DMX-Europe N.V. (note 4)    7,153,278              -              -
                                                -----------------------------------------
                                                 39,497,315     23,508,673     21,624,515

            Net operating loss                  (22,170,712)   (10,735,289)   (12,247,456)

Other income (expense):
  Galactic/TEMPO Sound                              197,227        306,640        223,852
  Equity in loss of DMX-Europe N.V. (note 4)    (11,852,650)   (13,271,599)    (4,746,239)
  Interest income                                   111,610        282,234        190,899
  Interest expense                                 (246,181)      (208,694)      (152,731)
  Interest expense--DMX-Europe N.V. (note 4)        (53,936)             -              -
  Other income                                      172,270        779,866        332,368
  Other expense                                     (12,405)      (232,687)      (105,907)
                                                -----------------------------------------
                                                (11,684,065)   (12,344,240)    (4,257,758)
                                                -----------------------------------------

  Net loss                                     $(33,854,777)   (23,079,529)   (16,505,214)
                                                =========================================
Loss per share                                 $       (.68)          (.60)          (.48)
                                                =========================================
Weighted average number of shares                49,675,569     38,505,107     34,436,464
                                                =========================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                     Common Stock                                                        Foreign
                                 ---------------------                                                  currency
                                 Number of                  Paid in       Accumulated      Treasury    Translation
                                   shares      Amount       capital         deficit         stock        reserve          Total
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1993    32,031,480   $320,315   $ 63,976,740    $ (64,639,393)   $(578,003)   $      -      $    (920,341)

Issuance of common stock          3,530,000     35,300     14,951,725                -            -           -         14,987,025
Cost of issuance                          -          -        (62,409)               -            -           -            (62,409)

Issuance of common stock as
 compensation to affiliates          34,107        341        122,313                -            -           -            122,654
Issuance of common stock as
 compensation                       685,013      6,850      2,005,379                -            -           -          2,012,229
Accrued compensation (note 7)             -          -        549,708                -            -           -            549,708
Net loss                                  -          -              -      (16,505,214)           -           -        (16,505,214)

                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1994    36,280,600    362,806     81,543,456      (81,144,607)    (578,003)          -            183,652
Issuance of common stock          7,400,000     74,000     17,188,500                -            -           -         17,262,500
Cost of issuance                          -          -        (70,958)               -            -           -            (70,958)
Accrued compensation (note 7)             -          -        549,708                -            -           -            549,708
Foreign currency translation
 reserve                                  -          -              -                -            -      26,390             26,390
Net loss                                  -          -              -      (23,079,529)           -           -        (23,079,529)
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1995    43,680,600    436,806     99,210,706     (104,224,136)    (578,003)     26,390         (5,128,237)
Issuance of common stock         15,991,624    159,916     37,237,643                -            -           -         37,397,559
Cost of issuance                          -          -       (239,798)               -            -           -           (239,798)
Accrued compensation (note 7)             -          -        549,708                -            -           -            549,708
Foreign currency translation
 reserve                                  -          -              -                -            -     (78,705)           (78,705)
Net loss                                  -          -              -      (33,854,777)           -           -        (33,854,777)
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1996    59,672,224   $596,722   $136,758,259    $(138,078,913)   $(578,003)   $(52,315)     $  (1,354,250)
                                 ==================================================================================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                      1996           1995           1994
                                                                                  -----------------------------------------
Cash flows from operating activities:
 Net loss                                                                         $(33,854,777)  (23,079,529)   (16,505,214)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                       2,229,646     1,341,775      1,065,666
 Loss on retirement of property and equipment                                                -             -        107,806
 Dividend from Galactic/TEMPO Sound                                                    150,000       300,000        250,011
 Equity in earnings of Galactic/TEMPO Sound                                           (197,227)     (306,640)      (223,852)
 Equity in loss of DMX-Europe N.V.                                                  11,853,686    13,271,599      4,746,239
 Loss on disposal of DMX-Europe N.V.                                                 7,153,278             -              -
 Compensation expense for stock issued to affiliates                                         -             -        122,654
 Compensation expense for stock bonus and options                                      549,708       549,708      2,561,937
 Provision for doubtful accounts                                                       643,148       700,000        156,802
 Decrease in deferred compensation                                                           -             -       (370,095)
 (Increase) decrease in prepaid and other current assets                              (947,596)       76,315       (427,852)
 Decrease in advances to DMX-Europe N.V.                                                     -       490,296        161,387
 (Increase) in receivables                                                          (1,077,525)     (715,015)    (1,283,119)
 Decrease (increase) in other assets                                                    93,157      (111,250)        (1,169)
 (Decrease) increase in deferred revenue                                               (80,934)      (42,145)       418,540
 Increase in royalty payable                                                           521,292       538,562        445,651
 Increase (decrease) in accounts payable and accrued liabilities                     4,035,653       (33,365)        37,941
                                                                                  -----------------------------------------
    Net cash used in operating activities                                           (8,928,491)   (7,019,689)    (8,736,667)

Cash flows from investing activities:
 Purchase of property and equipment, net                                            (1,519,444)     (954,101)      (540,105)
 Advances to DMX-Europe N.V., net                                                     (681,846)   (2,044,311)             -
 Investment in preferred stock of DMX-Europe (UK) Limited                           (6,440,000)   (3,500,000)             -
 Purchase of securities held to maturity                                                     -      (165,000)    (2,244,781)
 Proceeds from matured securities held to maturity                                     165,000     2,279,738        490,043
                                                                                  -----------------------------------------
    Net cash used in investing activities                                           (8,476,290)   (4,383,674)    (2,294,843)

Cash flows from financing activities:
  Issuance of common stock, net                                                     10,346,094    17,191,542     14,924,616
  Repayment of note payable to bank                                                    (45,000)     (240,000)      (240,000)
  Repayment of note payable                                                                  -      (181,455)      (181,455)
  Repayment of principal portion of capital lease obligation                          (397,398)     (228,225)       (71,419)
                                                                                  -----------------------------------------
    Net cash provided by financing activities                                        9,903,696    16,541,862     14,431,742
                                                                                  -----------------------------------------
    Net (decrease) increase in cash and cash equivalents                            (7,501,085)    5,138,499      3,400,232

Cash and cash equivalents, beginning of year                                         8,622,119     3,483,620         83,388
                                                                                  -----------------------------------------
Cash and cash equivalents, end of year                                            $  1,121,034     8,622,119      3,483,620
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

                                   DMX INC.
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     INVESTMENT IN DMX-EUROPE N.V. AND SUBSIDIARY, CONTINUED.
     -------------------------------------------------------

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced reoccurring losses from operations and has a net capital deficiency. While the Company believes it will be able to generate cash from its operating activities on a prospective basis, there can be no assurance that such cash, if any, combined with other financings will be sufficient to meet the Company's existing and future obligations. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 2 and 9 to the Company's consolidated financial statements and in "Disposal of DMX-E" above, the Company has ceased funding the operations of DMX-E and the Company has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

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



  KPMG
  Chartered Accountants
  Registered Auditors                                           London, England
                                                                January 9, 1997

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