Form 10-Q
period 1996-12-31
DMX INC
filed 1997-02-14
CIK 865745

   As filed with the Securities and Exchange Commission on February 14, 1997


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996


                                      OR


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from __________________________ to
      ________________________



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


                           ________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [_]

     At December 31, 1996, the Registrant had 59,586,594 shares of its Common Stock outstanding, excluding 85,630 shares held as Treasury Stock.

     This report includes a total of 15 pages, excluding exhibits. The exhibit index appears on page 16.

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS

                                   DMX INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996
                WITH COMPARATIVE FIGURES AT SEPTEMBER 30, 1996



                                                                         DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                                                        ----------------------------------------
                 ASSETS                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                         $        630,043              928,399
  Prepaid expenses                                                           537,251              464,545
  Equipment inventory                                                        564,260              438,163
  Accounts receivable:
  Trade related party                                                      1,022,681            1,828,973
  Other trade                                                              2,760,741            2,732,018
    Allowance for doubtful accounts                                         (467,786)            (251,247)
                                                                          ----------           ----------
        Total current assets                                               5,047,190            6,140,851

Current assets DMX-Europe N.V.:
  Cash                                                                       355,976              192,635
  Prepaid expenses                                                           534,771              851,586
  Equipment inventory                                                         95,852               98,517
  Accounts receivable (net)                                                  485,287              435,480
                                                                          ----------           ----------
        Total current assets DMX-Europe N.V.                               1,471,886            1,578,218
                                                                      ------------------------------------------
        Total current assets                                               6,519,076            7,719,069

Investment in Galactic/TEMPO Sound (note 3)                                  598,807              504,156
Property and equipment, net (note 5)                                       4,291,617            4,418,799
Property and equipment DMX-Europe N.V., net (note 5)                       1,272,482            1,475,189
Goodwill, net (note 2 and 4)                                               4,405,461            4,535,658
Other assets                                                                 114,381               99,148
                                                                      ------------------------------------------
                            TOTAL ASSETS                            $     17,201,824           18,752,019
                                                                      ==========================================
                LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Accounts payable                                                 $      1,399,900            1,097,476
   Accrued liabilities                                                     5,219,063            4,886,837
   Accrued loss on disposal - DMX-Europe N.V. (note 4)                     1,468,530            1,468,530
   Current portion of capital lease obligation                               431,795              410,108
                                                                          ----------           ----------
    Total current liabilities continuing operations                        8,519,288            7,862,951

 Current liabilities DMX-Europe N.V.:
   Accounts payable                                                        9,222,966            7,284,664
   Accrued liabilities                                                     2,086,853            1,488,492
                                                                         -----------           ----------
   Total current liabilities DMX-Europe N.V.                              11,309,819            8,773,156
                                                                      ------------------------------------------
        Total current liabilities                                         19,829,107           16,636,107

 Deferred revenue                                                            276,996              295,461
 Royalty payable                                                           1,773,275            1,773,275
 Capital lease obligation                                                  1,289,860            1,401,426

 Stockholders' deficit (note 6):
   Common Stock, $.01 par value. Authorized 100,000,000 shares;
    issued 59,672,224 shares in 1996 and 43,680,600 shares in 1995           596,722              596,722
   Paid-in capital                                                       136,895,686          136,758,259
   Accumulated deficit                                                  (142,411,503)        (138,078,913)
   Foreign currency translation reserve                                     (470,316)             (52,315)
   Treasury stock, 85,630 shares, at cost                                   (578,003)            (578,003)
                                                                      -------------------------------------------
    Net stockholders' deficit                                             (5,967,414)          (1,354,250)

Commitments and contingencies (note 7)                                             -                    -

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $     17,201,824           18,752,019
                                                                      ===========================================


See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                    1996               1995
                                                ------------       ------------
Revenues:
 Subscriber fee revenues - related party       $   2,389,644          2,143,946
 Subscriber fee revenues - other                   1,993,663          1,489,982
 Other revenue, net                                   77,725             36,540
 Revenue - DMX-Europe N.V. (note 4)                  693,292                  -
                                                ------------       ------------
                                                   5,154,324          3,670,468

Operating expenses:
 General and administrative                        1,537,439          1,513,240
 Sales and marketing                               1,696,910          2,249,931
 Studio and programming                            2,325,352          2,090,894
 Research and development                            192,311            217,470
 Stock bonus and option compensation                 137,427            137,427
 Depreciation and amortization                       591,469            380,326
 Operating expenses - DMX-Europe N.V. (note 4)     3,077,137                  -
                                                ------------       ------------
                                                   9,558,045          6,589,288

NET OPERATING LOSS                                (4,403,721)        (2,918,820)

Other income (expense):
 Galactic/TEMPO Sound                                 94,651            (31,696)
 Equity in loss of DMX-Europe N.V. (note 4)                -         (4,507,501)
 Interest income                                       9,658             58,842
 Interest expense                                    (58,529)           (42,233)
 Interest expense - DMX-Europe                       (43,853)
  N.V. (note 4)
 Other income                                         70,147             69,012
 Other expense                                          (943)
                                                 ------------       ------------
                                                      71,131         (4,453,576)

NET LOSS                                       $  (4,332,590)        (7,372,396)
                                                ============       ============

Loss per share                                 $        (.07)              (.17)
                                                ============       ============

Weighted average number of shares                 59,586,594         43,594,970
                                                ============       ============

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
          FOR THE PERIOD FROM SEPTEMBER 30, 1995 TO DECEMBER 31, 1996

                                                                                                          FOREIGN
                                           COMMON STOCK                                                   CURRENCY
                                     ----------------------
                                       NUMBER OF                PAID IN      ACCUMULATED     TREASURY   TRANSLATION
                                         SHARES     AMOUNT      CAPITAL        DEFICIT        STOCK       RESERVE         TOTAL
                                     ---------------------------------------------------------------------------------------------
Balance at September 30, 1995          43,680,600  $436,806  $ 99,210,706   $(104,224,136)  $(578,003)    $  26,390   $ (5,128,237)

Issuance of common stock               15,991,624   159,916    37,237,643               -           -             -     37,397,559

Cost of issuance                                -         -      (239,798)              -           -             -       (239,798)

Accrued compensation                            -         -       549,708               -           -             -        549,708

Foreign currency translation reserve
                                                -         -             -               -           -       (78,705)       (78,705)

Net loss                                        -         -             -     (33,854,777)          -             -    (33,854,777)
                                     ---------------------------------------------------------------------------------------------

Balance at September 30, 1996          59,672,224  $596,722  $136,758,259   $(138,078,913)  $(578,003)    $ (52,315)  $ (1,354,250)

Accrued compensation (unaudited)
                                                -         -       137,427               -           -             -        137,427

Foreign currency translation reserve
 (unaudited)                                    -         -             -               -           -      (418,001)      (418,001)


Net loss (unaudited)                            -         -             -      (4,332,590)          -             -     (4,332,590)
                                     ---------------------------------------------------------------------------------------------

Balance at December 31, 1996
 (unaudited)                           59,672,224  $596,722  $136,895,686   $(142,411,503)  $(578,003)    $(470,316)  $ (5,967,414)
                                     =============================================================================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                1996         1995
                                           ------------  -----------
Cash flows from operating activities:
 Net loss                                $  (4,332,590)  (7,372,396)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
       Depreciation and amortization           835,720      380,326
       Equity in loss (earnings) of
        Galactic/TEMPO Sound                   (94,651)      31,696
       Equity in loss of DMX-Europe N.V.             -    4,507,501
       Compensation expense for stock
        bonus and options                      137,427      137,427
       Provision for doubtful accounts         341,424
       Decrease (increase) in prepaid
        and other current assets               190,082     (106,426)
       Decrease (increase) in
        receivables                            606,642     (800,847)
       (Increase) in other assets              (15,233)     (76,847)
       (Decrease) in deferred revenue          (18,465)     (28,709)
       Increase in royalty payable                   -      144,001
       Increase in accounts payable and
        accrued liabilities                  2,616,678      242,400
                                           ------------  -----------

       Net cash generated by (used) in
        operating activities                   267,034   (2,941,874)
                                           ------------  -----------

 Cash flows from investing activities:
       Purchase of property and
        equipment, net                        (301,684)    (414,995)
       Advances to DMX-Europe N.V., net              -     (281,922)
       Investment in preferred stock of
        DMX-Europe (UK) Limited                      -   (3,550,000)
                                           ------------  -----------

       Net cash used in investing
        activities                            (301,684)  (4,246,917)
                                           ------------  -----------

 Cash flows from financing activities:
       Repayment of note payable to bank             -      (45,000)
       Repayment of principal portion
       of capital lease obligation            (100,365)    (127,439)
                                           ------------  -----------

       Net cash used by financing
        activities                            (100,365)    (172,439)
                                           ------------  -----------

       Net decrease in cash and cash
        equivalents                           (135,015)  (7,361,230)

 Cash and cash equivalents, beginning
  of year                                    1,121,034    8,622,119
                                           ------------  -----------

 Cash and cash equivalents, end of year  $     986,019    1,260,889
                                           ============  ===========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION.
---------------------------

     The accompanying consolidated balance sheets of DMX Inc. and Subsidiaries ("the Company") at December 31, 1996, the related consolidated statements of operations for the three months ended December 31, 1996 and 1995, and related statements of cash flows and stockholders' deficit for the three months ended December 31, 1996 are unaudited. However, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results of operations to be expected for the entire fiscal year. The accompanying financial information for the three months ended December 31, 1996 and 1995, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's September 30, 1996, Form 10-K.

     The Consolidated Financial Statement includes accounts of DMX Inc. and its wholly owned subsidiaries TEMPO Sound, Inc., 450714 B.C., Ltd. and DMX-Europe N.V. and subsidiary. All intercompany transactions and balances have been eliminated.

     Certain reclassifications of prior period amounts were made to conform to the current period reporting format.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
-----------------------------------------------

     GOODWILL.
     --------

     Goodwill was calculated as the purchase price of DMX-Europe N.V. and subsidiary ("DMX-E) less the fair value of net assets acquired and is being amortized over 20 years. Goodwill will be eliminated upon the ultimate disposition of DMX-E pursuant to the Company's plan to dispose of its operations as described in note 4. In connection with the anticipated disposal of operations and considering the terms of such agreements goodwill has been reduced by $5,685,000 due the impairment of its value.

(3)  INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.
---------------------------------------------------

     The summarized balance sheet and operating data for the three months ended December 31, 1996, and the twelve months ended September 30, 1996, of the Galactic/TEMPO Sound Partnership follows:

                          THREE MONTHS ENDED   TWELVE MONTHS ENDED
                           DECEMBER 31, 1996    SEPTEMBER 30, 1996
                              (UNAUDITED)          (UNAUDITED)
                        ------------------------------------------

Current assets         $             719,000               890,000
Non-current assets                   210,000               144,000
Current liabilities                   32,000                26,000
Partners' capital                    897,000             1,008,000
Partners' draws                     (300,000)             (300,000)
Revenues                             551,000             2,227,000
Operating expenses                  (362,000)           (1,832,000)
Net income             $             189,000               394,000
                        ==========================================

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(4)  INVESTMENT IN DMX-EUROPE N.V. AND SUBSIDIARY.
-------------------------------------------------

     The summarized operating data for the three months ended December 31, 1996 of DMX-Europe N.V. and subsidiary follows:


                                                                          THREE MONTHS ENDED
                                                                           DECEMBER 31, 1996
       STATEMENTS OF OPERATIONS DATA:                                         (UNAUDITED)
                                                                          ------------------
       Revenue                                                          $      693,292
       Operating, selling, general and administrative expenses
         (including $221,061 of intercompany expenses).                      3,053,947
       Depreciation and amortization                                           244,251
                                                                          ------------------
       Operating loss                                                       (2,604,906)
       Interest expense (including $591,406 of intercompany expense).         (637,647)
       Other                                                                     2,388
                                                                          ------------------
       Net loss                                                         $   (3,240,165)
                                                                          ==================

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

     Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. In the event DMX-E cannot be reorganized, Mr. Rubinstein intends to organize a new company to distribute the music service on essentially the same terms. DMX Inc. will retain or obtain a ten percent equity interest in the European companies which would have an exclusive, five year, royalty-free license to distribute the DMX service in Europe, the former Soviet Union, and in the Middle East and will have the right to use the Company's trademarks for two years.

     The Company has accounted for the effects of this disposal and accordingly has estimated the loss on the disposal of DMX-E in the September 30, 1996 consolidated statements of operations. The loss on disposal was estimated as the net investment of DMX-E of $5,720,000 and the incurrence of certain potential liabilities of $1,469,000 in conjunction with such disposal activities.

     DMX-E was formed by the Company to provide the necessary management, marketing services and operating structure for the distribution of Digital Music Express(R) ("DMX(R)"), throughout Europe. In 1993, TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of Tele-Communications, Inc. ("TCI"), acquired a 49% equity interest in DMX-E through the purchase of 49% of the outstanding common stock of DMX-E for $120,100, in addition to providing a $24.4 million credit facility which was used for the start-up costs and initial operations of DMX-E . The Company partially guaranteed the credit facility, and would be liable for one-half of the TCI-E's "loss" as defined, which was payable at the option of the Company, in the Company's Common Stock.

     On May 17, 1996, DMX Inc. consummated the merger of TCI-E pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 among the Company, TCI-E and United Artists Programming International, Inc. ("UAPI"), an indirect affiliate of TCI and owner of the outstanding shares of TCI-E. As a result of the merger, the Company acquired the remaining 49% interest in DMX-E.

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(4)  INVESTMENT IN DMX-EUROPE N.V. AND SUBSIDIARY, CONTINUED.
------------------------------------------------------------

     The merger was accounted for as a purchase and the Company issued 10,841,624 shares of its Common Stock to UAPI at a purchase price totaling $27,104,060. The purchase price less the fair value of TCI-E net assets acquired, resulted in goodwill of $10,415,701 which is being amortized over 20 years and was calculated as follows:

          Purchase price                                   $   27,104,060
          Less book value of TCI-E net assets acquired         (3,479,694)
                                                          -----------------
                                                               23,624,366

          Purchase price adjustments:
          To adjust the investment in DMX-E
          for losses recorded by TCI-E, which were also
          recognized by DMX Inc. based on the modified
          equity method of accounting                          (9,026,263)


          To reverse allowance for uncollectible
          interest recorded by TCI-E @ 49% of the interest
          accrued on the notes receivable                      (4,213,793)

          Other                                                    31,391
                                                          -----------------

          Goodwill                                         $   10,415,701
                                                          =================

     The accompanying consolidated balance sheets of the Company at December 31, 1996 and September 30, 1996 is consolidated with the accounts of DMX-E and the accompanying consolidated statements of operations and cash flows of the Company were consolidated with the accounts of DMX-E for the three months ended December 31, 1996. Prior to May 18, 1996, the Company accounted for its investment in DMX-E using the equity method of accounting.


(5)  PROPERTY AND EQUIPMENT.
-----------------------------

     Property and equipment as of December 31, 1996, and September 30, 1996, consist of the following:


                                             DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                            ----------------------------------------
        Furniture and equipment             $  4,248,884             3,957,369
        Leasehold improvements                   181,347               181,348
        Studio equipment                       6,188,336             6,144,707
        Music library                            963,909               918,126
        Computer system                        1,321,381             1,251,460
                                           ----------------------------------------
                                              12,903,857            12,453,010

       Less accumulated depreciation and
         amortization                         (7,339,758)           (6,559,022)
                                            --------------------------------------

                                            $  5,564,099             5,893,988
                                           ========================================

     At December 31, 1996, studio equipment included approximately $209,000 in equipment, net of accumulated depreciation of $510,700, that is being leased to DMX-E for a monthly fee of approximately $23,000. Lease income related to equipment leased to DMX-E for the three months ended December 31, 1996 was $68,760 and was eliminated in consolidation. Lease income for the three months ended December 31, 1995 was $68,760 and is included in other income.

     Studio equipment of $1,148,800, net of accumulated depreciation of $1,028,000, at December 31, 1996 was financed under the capital lease obligation.

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(6)  STOCKHOLDERS' (DEFICIT) EQUITY.
-----------------------------------

     STOCK OPTIONS AND COMMITMENTS.
     -----------------------------

     The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                  SHARES               OPTION PRICE
                                ----------     ---------------------------------
Outstanding options at
 September 30, 1996             4,115,833      $1.95 - $6.25 per  share,
                                               expiring  on various dates,
                                               December 31, 1996 to July 1, 2006

Options expired and canceled     (456,250)     $1.95 - $5.75 per share
                                -----------

Outstanding options at
 December 31, 1996              3,659,583      $1.95 - $6.25 per  share,
                               ============    expiring  on various dates,
                                               May 1998 to July 1, 2006.

     At December 31, 1996, options to purchase 2,584,583 shares were exercisable at prices ranging from $1.95 to $6.25 per share, 2,318,333 of the exercisable options were held by officers and directors of the Company.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     The Financial Accounting Standards Board has issued Statement No. 123 which is effective for years commencing after December 15, 1995. The Company does not intend to adopt the measurement and recognition criteria of Statement No. 123 but will be adopting the pro forma disclosure requirements of Statement No. 123 in its 1996 financial statements.


(7)  COMMITMENTS AND CONTINGENCIES.
----------------------------------

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

     As described in note 4, "Investment in DMX-Europe N.V. and subsidiary", the Company has ceased funding the operations of DMX-E and has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees discussed above or other claims may be asserted.

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(7)  COMMITMENTS AND CONTINGENCIES, CONTINUED.
---------------------------------------------

     LEGAL ACTIONS.
     -------------

     From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     On September 8, 1996, a purported class action lawsuit entitled Brickell
                                                                     --------
     Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr.,
     -----------------------------------------------------------------------
     James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Menon Bhaskar, DMX Inc.,
     --------------------------------------------------------------------------
     and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the
     -----------------------------
     Delaware Chancery Court alleging, among other things, that the proposed acquisition of the Company by TCI is wrongful, unfair and harmful to the Company's public stockholders and seeking to enjoin the consummation of the Merger. The Company believes that this action is without merit and intends to defend it vigorously.


(8)  SUBSEQUENT EVENTS.
----------------------

     On February 6, 1997, the Company, TCI Music, Inc., and TCI Merger Sub, Inc. executed an Agreement and Plan of Merger which provides for the merger (the "Merger") of Merger Sub, Inc. with and into the Company. The stockholders of the Company would receive stock of TCI Music, Inc. representing approximately 19.25% of TCI Music, Inc. with TCI and its affiliates holding the remaining 80.75%. Upon consummation of the merger, each outstanding share of common stock of the Company will be converted into (i) one-half of a share of TCI Music, Inc. Series A Common Stock, and (ii) one Right for each whole share of TCI Music, Inc. Series A Common Stock received. Each Right will entitle the holder to require TCI to purchase from such holder one share of TCI Music, Inc. Series A Common Stock for $4.00 per share if during the one year period beginning on the effective date of the merger, the price of TCI Music, Inc. Series A Common Stock does not equal or exceed $4.00 per share for a period of at least 20 consecutive trading days. The $4.00 is payable at the election of TCI in either cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock having a equivalent value, or a combination of cash and stock.

     The Merger is conditioned upon certain regulatory and other approvals, including approval by the affirmative vote of holders of a majority of the outstanding shares of the Company's common stock.


(9)  LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

     The decrease in cash of $135,000 for the three months ended December 31, 1996, was the net result of $267,000 generated by operating activities and $302,000 used to purchase equipment primarily related to the obtaining of commercial customers, and $100,000 used to pay the Company's capital lease obligation.

                                   DMX INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


(9)  LIQUIDITY AND CAPITAL RESOURCES, CONTINUED.
-----------------------------------------------

     With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis, and has reduced its operating expenses to extend its working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds will be used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. However, the Company is not seeking any other additional financing at this time to fund its other operational requirements and its obligation related to the discontinuance of the operations of DMX-E due to the pendency of the Merger. As more fully described in note 8, on February 6, 1997, TCI and the Company executed a definitive Merger Agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI Music, Inc., a newly formed TCI subsidiary. Pursuant to a Contribution Agreement between TCI and TCI Music, Inc., to be entered into at the closing of the merger, TCI will transfer to TCI Music, Inc. among other things, the revenue it derives from its business with the Company. After giving effect to these transactions, TCI Music, Inc. as successor to the Company, is expected to be cash flow positive. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its existing cash requirements while maintaining its competitive position.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 4 and 7, the Company has ceased funding the operations of DMX-E and has entered into agreements providing for disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein is seeking to reorganize the operations of DMX-E and is also seeking new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

     To the extent that this Quarterly Report contains forward looking statements with respect to the financial condition, results of operations or business of the Company, such statements involve risks and uncertainties including but not limited to those factors described above and those described in the Company's Annual Report on Form 10-K ("10-K") for the year ended September 30, 1996. The foregoing is not a complete description of the Company's business or the risks associated with an investment in the Company. A more complete discussion of these items can be found in the 10-K under the heading "Business".

                                   DMX INC.
                               AND SUBSIDIARIES
                     THREE MONTHS ENDED DECEMBER 31, 1996


ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

SUMMARY OF PERFORMANCE.

The net loss for the three months ended December 31, 1996 was $4.3 million, or $0.07 per share, compared to $7.4 million or $0.17 per share, for the three months ended December 31, 1995. The decrease in the net loss was primarily attributed to increased revenues to $5.2 million for the three months ended December 31, 1996 compared to $3.7 million for the three months ended December 31, 1995 and decreased operating expenses of DMX-E. Prior to May 17, 1996 the Company recorded the losses of DMX-E using the equity method and subsequent to that date, the financial statements of DMX-E were consolidated. Total consolidated operating expenses for the three months ended December 31, 1996 increased to $9.6 million from $6.6 million for the three months ended December 31, 1995. The increase of $3.0 million was due to the inclusion of DMX-E operating expenses of $3.1 million as compared to the recorded equity loss in DMX-E of $4.5 million in other income/expense for the three months ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUE - DMX INC.
-----------------

The Company's revenues increased to $4.5 million for the three months ended December 31, 1996 from $3.7 million for the three months ended December 31, 1995. The $791,000 increase was primarily attributed to increased subscriber fee revenues from continued growth in commercial subscribers and residential PrimeStar subscribers.

Commercial subscriber fee revenue for the three months ended December 31, 1996 represented approximately 40.5% of total subscriber fee revenue compared to 33.1% of total subscriber fee revenue for the three months ended December 31, 1995. Residential subscriber fee revenue for the three months ended December 31, 1996 represented approximately 59.5% of total subscriber fee revenue compared to 66.9% of total subscriber fee revenue for the three months ended December 31, 1995.

REVENUE - DMX-E.
---------------

The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX- E

OPERATING EXPENSES.
------------------

Total operating expenses increased to $9.6 million for the three months ended December 31, 1996 from $6.6 million for the three months ended December 31, 1995. The increase of $3.0 million was primarily attributable to the inclusion of $3.1 million of DMX-E operating expenses for the three months ended December 31, 1996 as compared to the recorded equity in loss of DMX-E of $4.5 in other income/expense for the three months ended December 31, 1995, when the Company accounted for DMX-E on the equity method.

SALES AND MARKETING EXPENSES.

Sales and marketing decreased to $1.7 million for the three months ended December 31, 1996 from $2.2 million for the three months ended December 31, 1995. The net decrease of $553,000 primarily represented a decrease in royalties of $144,000 as the manufacture, distribution and servicing agreement with Scientific Atlanta, Inc. expired in August 1996; a decrease in net installation cost of $69,000 for commercial accounts as the Company typically recoups the cost of installations; and decreases in salaries of $119,000, travel and entertainment of $89,000, marketing expenses of $59,000, and office and other related expenses of $53,000 due to the Company's efforts to reduce overhead.

                                   DMX INC.
                               AND SUBSIDIARIES
                     THREE MONTHS ENDED DECEMBER 31, 1996

STUDIO AND PROGRAMMING EXPENSES.

Studio and programming expenses increased to $2.3 million for the three months ended December 31, 1996 from $2.1 million for the three months ended December 31, 1995. The $234,000 increase was primarily attributed to an increase in music rights of $152,000 commensurate with the growth in subscribers and fee revenue. The remainder of the net increase representing approximately $77,000 relates to programming expenses incurred on behalf of DMX-E for the three months ended December 31, 1996. Prior to the consolidation of DMX-E financial statements with the Company's, these expenses were charged to DMX-E, however, the benefit of DMX-E's reimbursement has been eliminated in the consolidated financial statements for the three months ended December 31, 1996.

OPERATING EXPENSES -DMX-E.
-------------------------

The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX- E

DISPOSAL OF DMX-E.
-----------------

The Company has entered into definitive agreements providing for the disposition of DMX-E to Mr. Jerold Rubinstein, the Company's Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union and in the Middle East and will have the right to use the Company's trademarks for two years. In addition, Mr. Rubinstein has agreed to guaranty certain obligations of the European operations for satellite-uplink capacity. The Company had previously determined to cease financial support for DMX-E operations and in the absence of some other arrangements to provide financial support to DMX-E, to place the companies in receivership. Mr. Rubinstein will seek to reorganize the operations of DMX-E and will seek new equity investors. If DMX-E cannot be reorganized, then Mr. Rubinstein intends to organize a new company to distribute the music service on essentially the same terms and the Company will subscribe for a ten percent equity interest in the new venture.

The Company estimated the loss on the disposal of DMX-E, which included its net investment of $5.7 million and other obligations guaranteed by the Company of $1.4 million, was accounted for in the Company's consolidated financial statements at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The decrease in cash of $135,000 for the three months ended December 31, 1996, was the net result of $267,000 generated by operating activities and $302,000 used to purchase equipment primarily related to the obtaining of commercial customers, and $100,000 used to pay the Company's capital lease obligation.

With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis and has reduced its operating expenses to extend its working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds will be used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. However, the Company is not seeking any other additional financing at this time to fund its other operational requirements and its obligation related to the discontinuance of the operations of DMX-E due to the pendency of the Merger. As more fully described in note 8 to the Company's consolidated financial statements, on February 6, 1997, TCI and the Company executed a definitive Merger Agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI Music, Inc., a newly formed TCI subsidiary. Pursuant to a Contribution Agreement between TCI and TCI Music, Inc., to be entered into at the closing of the merger, TCI will transfer to TCI Music, Inc. among other things, the revenue it derives from its business with the Company. After giving effect to these transactions, TCI Music, Inc. as successor to the Company, is expected to be cash flow positive. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available

                                   DMX INC.
                               AND SUBSIDIARIES
                     THREE MONTHS ENDED DECEMBER 31, 1996

working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its existing cash requirements while maintaining its competitive position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 4 and 7 to the Company's consolidated financial statements and in the Disposal of DMX-E above, the Company has ceased funding the operations of DMX-E and has entered into agreements providing for disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein is seeking to reorganize the operations of DMX-E and also seeks new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

To the extent that this Quarterly Report contains forward looking statements with respect to the financial condition, results of operations or business of the Company, such statements involve risks and uncertainties including but not limited to those factors described above and those described in the Company's Annual Report on Form 10-K ("10-K") for the year ended September 30,1996. The foregoing is not a complete description of the Company's business or the risks associated with and investment in the Company. A more complete discussion of these items can be found in the 10-K under the heading "Business".

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
--------------------------

            NONE.


ITEM 2.  CHANGES IN SECURITIES.
------------------------------

               NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

               NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

               NONE.


ITEM 5.  OTHER EVENTS.
---------------------

     On February 6, 1997, the Company, Tele-Communications, Inc., a Delaware corporation ("TCI"), TCI Music, Inc., a Delaware corporation ("TCI Music"), and TCI Merger Sub, Inc., a Delaware corporation ("Merger Sub") executed an Agreement and Plan of Merger (the "Merger Agreement"), which provides for the merger (the "Merger") of Merger Sub with and into the Company. Upon consummation of the Merger, each outstanding share of common stock of the Company (other than shares held by holders of such shares who have not voted in favor of the Merger and who have demanded appraisal rights with respect thereto in accordance with Delaware law) will be converted into (i) one-half of a share of TCI Music Series A Common Stock, (ii) one right (the "Right") for each whole share of TCI Music Series A Common Stock received in the Merger, and (iii) the right to receive cash in lieu of the issuance of fractional shares of TCI Music Series A Common Stock and Rights. Each Right will entitle the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $4.00 per share if during the one year period beginning on the effective date of the Merger, the price of a share of TCI Music Series A Common Stock does not equal or exceed $4.00 per share for a period of at least twenty consecutive trading days. The $4.00 per share is payable at the election of TCI either in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock having an equivalent value, or a combination of cash and stock.

     The consummation of the Merger is subject to the satisfaction or waiver of certain regulatory and other approvals, including approval by the affirmative vote of holders of a majority of the outstanding shares of the Company's common stock.

     The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached hereto as Exhibit 2.4 and incorporated herein in its entirety by reference.

     On February 6, 1997, DMX Inc. (the "Company") and TCI entered into a loan and security agreement which provides the Company up to $3,500,000. The loan proceeds will be used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. The foregoing description of the loan and security agreement is qualified in its entirety by reference to the Loan and Security Agreement, a copy of which is attached hereto as Exhibit 10.75 and incorporated herein in its entirety by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  Exhibits.  See Exhibit index.
          --------

     (b)  Reports on Form 8-K.  The Company filed no reports on Form 8-K during
          -------------------
          the quarter ended December 31, 1996.

                                 EXHIBIT INDEX

 EXHIBIT                                                                              SEQUENTIALLY
 NUMBER        DESCRIPTION                                                            NUMBERED PAGE
---------      ----------------------------------------------------------------      ---------------
   2.4         Agreement and Plan of Merger between the Registrant, Tele-
                  Communications, Inc., TCI Music, Inc. and TCI Merger Sub,
                  Inc., dated February 6, 1997, including related Rights
                  Agreement and Contribution Agreement.

 10.75         Loan and Security Agreement between the Registrant and Tele-
                  Communications, Inc., dated February 6, 1997.

 10.76*        Amendment to SSI Affiliation Agreement filed as Exhibit 10.2 on
                 Amendment No. 1 to Registration Statement on Form S-1, August
                 31, 1990, file #33-35690.

* Registrant has requested confidential treatment for a portion of the referenced exhibit.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DMX INC.
                                  (Registrant)


By:  /S/ JEROLD H. RUBINSTEIN                           Date:  February 14, 1997
        Chairman of the Board and
        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                 Date                    Title
        ---------                 ----                    -----

/S/ JEROLD H. RUBINSTEIN    February 14, 1997   Chairman of the Board and
                                                Chief Executive Officer


/S/ JOANNE WENDY KIM        February 14, 1997   Chief Financial Officer and
                                                Corporate Secretary