Form 10-Q
period 1997-03-31
DMX INC
filed 1997-05-15
CIK 865745

     As filed with the Securities and Exchange Commission on May 15, 1997.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


                                       OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    -------------


                          Commission File No. 0-18806

                                    DMX INC.
             (Exact name of Registrant as specified in its Charter)


           Delaware                                95-4275106
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


  11400 West Olympic Boulevard, Suite 1100, Los Angeles, CA    90064-1507
          (Address of Principal Executive Offices)             (Zip Code)

                                 (310) 444-1744
              (Registrant's telephone number, including area code)

                            ________________________


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 31, 1997, the Registrant had 59,586,594 shares of its Common Stock outstanding, excluding 85,630 shares held as Treasury Stock.

                                   PART I.

Item 1.  Financial Statements

                                   DMX INC.
                               AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                March 31, 1997
                with comparative figures at September 30, 1996

                                                                March 31, 1997      September 30, 1996
                                                                --------------------------------------
                                                                   (Unaudited)
                Assets
Current assets:
  Cash and cash equivalents                                     $     883,904                  928,399
  Prepaid expenses                                                    648,811                  464,545
  Equipment inventory                                                 579,330                  438,163
  Accounts receivable:
    Trade related party                                             1,648,601                1,828,973
    Other trade                                                     3,229,148                2,732,018
   Allowance for doubtful accounts                                   (381,029)                (251,247)
                                                                -------------               ----------

       Total current assets                                         6,608,765                6,140,851

Current assets DMX-Europe N.V.:
  Cash                                                                136,191                  192,635
  Prepaid expenses                                                    586,871                  851,586
  Equipment inventory                                                  90,963                   98,517
  Accounts receivable (net)                                           721,660                  435,480
                                                                -------------               ----------
       Total current assets DMX-Europe N.V.                         1,535,685                1,578,218
                                                                --------------------------------------
       Total current assets                                         8,144,450                7,719,069

Investment in Galactic/TEMPO Sound (note 3)                           526,159                  504,156
Property and equipment, net (note 5)                                4,186,240                4,418,799
Property and equipment DMX-Europe N.V., net (note 5)                1,006,972                1,475,189

Goodwill, net (note 2 and 4)                                        4,275,264                4,535,658
Other assets                                                          108,271                   99,148
                                                                --------------------------------------

                       Total Assets                             $  18,247,356               18,752,019
                                                                ======================================

                 Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                              $   2,118,163                1,097,476
  Accrued liabilities                                               5,549,313                4,886,837
  Accrued loss on disposal -  DMX-Europe N.V. (note 4)              1,468,530                1,468,530
  Current portion of capital lease obligation                         458,279                  410,108
                                                                -------------               ----------
   Total current liabilities                                        9,594,285                7,862,951

Current liabilities DMX-Europe N.V.:
  Accounts payable                                                 10,441,835                7,284,664
  Accrued liabilities                                               2,192,714                1,488,492
                                                                -------------               ----------
   Total current liabilities DMX-Europe N.V.                       12,634,549                8,773,156
                                                                --------------------------------------
   Total current liabilities                                       22,228,834               16,636,107

Deferred revenue                                                      258,531                  295,461
Royalty payable                                                     1,773,275                1,773,275
Note payable related party (note 6)                                 1,867,791                        -
Capital lease obligation                                            1,170,242                1,401,426

Stockholders' deficit (note 7):
  Common Stock, $.01 par value. Authorized 100,000,000 shares;
   issued 59,672,224 shares 596,722 at March 31, 1997 and at
   September 30, 1996                                                 596,722                  596,722
  Paid-in capital                                                 136,895,686              136,758,259
  Accumulated deficit                                            (145,909,910)            (138,078,913)
  Foreign currency translation reserve                                (55,812)                 (52,315)
  Treasury stock, 85,630 shares, at cost                             (578,003)                (578,003)
                                                                --------------------------------------
    Net stockholders' deficit                                      (9,051,317)              (1,354,250)

Commitments and contingencies (note 8)                                      -                        -

   Total Liabilities and Stockholders' Deficit                  $  18,247,356               18,752,019
                                                                ======================================

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                Six month periods ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                    1997                            1996
                                                            ----------------                ---------------
Revenues:
  Subscriber fee revenues -  related party                  $      4,772,259                      4,353,559
  Subscriber fee revenues - other                                  4,209,483                      3,159,978
  Other revenue, net                                                 372,596                        119,226
  Revenue - DMX-Europe N.V. (note 4)                               1,447,129                              -
                                                            ----------------                ---------------
                                                                  10,801,467                      7,632,763

Operating expenses:
  General and administrative                                       3,034,308                      2,779,077
  Sales and marketing                                              3,331,336                      4,696,127
  Studio and programming                                           4,950,136                      4,505,277
  Research and development                                           358,152                        416,912
  Stock bonus and option compensation                                137,427                        274,854
  Depreciation and amortization                                    1,193,713                        805,762
  Operating expenses - DMX-Europe N.V. (note 4)                    5,578,790                              -
                                                            ----------------                ---------------
                                                                  18,583,862                     13,478,009

               Net operating loss                                 (7,782,395)                    (5,845,246)

Other income (expense):
  Galactic/TEMPO Sound                                               172,003                         31,241
  Equity in loss of DMX-Europe N.V. (note 4)                               -                     (9,486,767)
  Interest income                                                     17,061                         74,633
  Interest expense                                                  (137,592)                      (100,042)
  Interest expense -  DMX-Europe N.V. (note 4)                       (99,473)                             -
  Other income                                                         1,520                        137,080
  Other expense                                                       (2,121)                             -
                                                            ----------------                ---------------
                                                                     (48,602)                    (9,343,855)

                 Net loss                                   $     (7,830,997)                   (15,189,101)
                                                            ================                ===============
Loss per share                                              $           (.13)                          (.35)
                                                            ================                ===============
Weighted average number of shares                                 59,586,594                     43,727,048
                                                            ================                ===============

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                   1997                          1996
                                                            ---------------               ----------------
Revenues:
  Subscriber fee revenues - related party                   $     2,382,615                      2,209,613
  Subscriber fee revenues - other                                 2,215,820                      1,669,996
  Other revenue, net                                                226,111                         82,686
  Revenue - DMX-Europe N.V. (note 4)                                753,836                              -
                                                            ---------------               ----------------
                                                                  5,578,382                      3,962,295

Operating expenses:
  General and administrative                                      1,497,052                      1,265,837
  Sales and marketing                                             1,634,242                      2,446,196
  Studio and programming                                          2,517,207                      2,414,383
  Research and development                                          165,841                        199,442
  Stock bonus and option compensation                                     -                        137,427
  Depreciation and amortization                                     602,244                        425,436
  Operating expenses - DMX-Europe N.V. (note 4)                   2,609,229                              -
                                                            ---------------               ----------------
                                                                  9,025,815                      6,888,721

              Net operating loss                                 (3,447,433)                    (2,926,426)

Other income (expense):
  Galactic/TEMPO Sound                                               77,352                         62,937
  Equity in loss of DMX-Europe N.V. (note 4)                              -                     (4,979,266)
  Interest income                                                     7,403                         15,791
  Interest expense                                                  (79,063)                       (57,809)
  Interest expense - DMX-Europe N.V. (note 4)                       (55,618)                             -
  Other income                                                          132                         68,068
  Other expense                                                      (1,178)                             -
                                                            ---------------               ----------------
                                                                    (50,972)                    (4,890,279)

                Net loss                                    $    (3,498,405)                    (7,816,705)
                                                            ===============               ================

Loss per share                                              $          (.06)                          (.18)
                                                            ===============               ================

Weighted average number of shares                                59,586,594                     43,774,007
                                                            ===============               ================


See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                 Consolidated Statement of Stockholders Equity
           For the period from September 30, 1995 to March 31, 1997


                                      Common Stock                                                          Foreign
                                 ----------------------------                                               currency
                                 Number of                     Paid in        Accumulated      Treasury    translation
                                  shares        Amount         capital          deficit          stock       reserve       Total
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1995    43,680,600   $   436,806    $ 99,210,706    $(104,224,136)  $  (578,003)  $ 26,390    $ (5,128,237)


Issuance of common stock         15,991,624       159,916      37,237,643                -             -          -      37,397,559

Cost of issuance                          -             -        (239,798)               -             -          -        (239,798)


Accrued compensation                      -             -         549,708                -             -          -         549,708

Foreign currency translation
 reserve                                  -             -               -                -             -    (78,705)        (78,705)



Net loss                                  -             -               -      (33,854,777)            -          -     (33,854,777)

                                 --------------------------------------------------------------------------------------------------

Balance at September 30, 1996    59,672,224   $   596,722    $136,758,259    $(138,078,913)  $  (578,003)  $(52,315)   $ (1,354,250)


Accrued compensation
 (unaudited)                              -             -         137,427                -             -          -         137,427


Foreign currency translation
 reserve (unaudited)                      -             -               -                -             -     (3,497)         (3,497)



Net loss (unaudited)                      -             -               -       (7,830,997)            -          -      (7,830,997)

                                 --------------------------------------------------------------------------------------------------

Balance at March 31, 1997
 (unaudited)                     59,672,224   $   596,722    $136,895,686    $(145,909,910)  $  (578,003)  $(55,812)   $ (9,051,317)

                                 ==================================================================================================

See accompanying notes to consolidated financial statements

                                     DMX INC.
                               AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                   Six months ended March 31, 1997 and 1996
                                 (Unaudited)


                                                                                     1997                  1996
                                                                                ----------------        -----------
Cash flows from operating activities:
  Net loss                                                                      $     (7,830,997)       (15,189,101)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      1,680,613            805,762
    Equity in loss (earnings) of Galactic/TEMO Sound                                    (172,003)           (31,241)
    Equity in loss of of DMX-Europe N.V.                                                       -          9,486,767
    Compensation expense for stock bonus and options                                     137,427            274,854
    Provision for doubtful accounts                                                      433,824                  -
    Increase in prepaid and other current assets                                         (15,691)          (205,253)
    Increase in receivables                                                             (904,841)        (1,351,689)
    Increase in other assets                                                              (9,123)          (129,073)
    Decrease in deferred revenue                                                         (36,930)           (57,418)
    Increase in royalty payable                                                               -             288,674
    Increase in accounts payable and accrued liabilities                               5,511,252          1,620,084
                                                                                ----------------        -----------
         Net cash used in operating activities                                        (1,206,469)        (4,487,634)
                                                                                ----------------        -----------

Cash flows from investing activities:
  Purchase of property and equipment, net                                               (700,397)          (765,365)
  Advances to DMX-Europe N.V., net                                                             -           (551,848)
  Investment in preferred stock of DMX-Europe (UK) Limited                                     -         (5,990,000)
  Proceeds from securities held to maturity                                                    -            165,000
  Dividend from Galactic/TEMPO Sound                                                     150,000                  -
                                                                                ----------------        -----------
         Net cash used in investing activities                                          (550,397)        (7,142,213)
                                                                                ----------------        -----------

Cash flows from financing activities:
  Issuance of common stock, net                                                                -          1,000,000
  Proceeds from note payable to related party                                          1,867,791          2,500,000

  Repayment of note payable to bank                                                            -            (45,000)

  Repayment of principal portion of capital lease obligation                            (211,864)          (174,784)
                                                                                ----------------        -----------

         Net cash used by financing activities                                         1,655,927          3,280,216
                                                                                ----------------        -----------
         Net decrease in cash and cash equivalents                                      (100,939)        (8,349,631)
Cash and cash equivalents, beginning of period                                         1,121,034          8,622,119
                                                                                ----------------        -----------
Cash and cash equivalents, end of period                                        $      1,020,095            272,488
                                                                                ================        ===========

See accompanying notes to consolidated financial statements

                                   DMX INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     Six month period ended March 31, 1997
                                  (Unaudited)


(1)  Basis of Presentation.
--------------------------

     The accompanying consolidated balance sheets of DMX Inc. and Subsidiaries ("the Company") at March 31, 1997, the related consolidated statements of operations for the six months and three months ended March 31, 1997 and 1996, and related statements of cash flows and stockholders' deficit for the six months ended March 31, 1997 are unaudited. However, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 1997 and the results of operations and cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year. The accompanying financial information for the six months and three months ended March 31, 1997 and 1996, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended September 30, 1996.

     The Consolidated Financial Statements include accounts of DMX Inc. and its wholly owned subsidiaries TEMPO Sound, Inc., 450714 B.C., Ltd. and DMX-Europe N.V. and subsidiary. All intercompany transactions and balances have been eliminated.

     Certain reclassifications of prior period amounts were made to conform to the current period reporting format.


(2)  Summary of Significant Accounting Policies.
-----------------------------------------------

     Goodwill.
     ---------

     Goodwill was calculated as the purchase price of DMX-Europe N.V. and subsidiary ("DMX-E) less the fair value of net assets acquired and is being amortized over 20 years. Goodwill will be eliminated upon the ultimate disposition of DMX-E pursuant to the Company's plan to dispose of its operations as described in note 4. In connection with the anticipated disposal of operations and considering the terms of such agreements goodwill was reduced by $5,685,000 in the 1996 fiscal year due to the impairment of its value.

(3)  Investment in Galactic/TEMPO Sound Partnership.
---------------------------------------------------

     The summarized balance sheet and operating data for the six months ended March 31, 1997, and the twelve months ended September 30, 1996, of the Galactic/TEMPO Sound Partnership follows:

                                    Six months ended     Twelve months ended
                                     March 31, 1997       September 30, 1996
                                       (Unaudited)            (Unaudited)
                                 -------------------------------------------
        Current assets           $            857,000                890,000
        Non-current assets                    244,000                144,000
        Current liabilities                    49,000                 26,000
        Partners' capital                   1,052,000              1,008,000
        Partners' draws                      (300,000)              (300,000)
        Revenues                            1,136,000              2,227,000
        Operating expenses                   (792,000)            (1,833,000)
        Net income               $            344,000                394,000
                                 ===========================================


                                   DMX INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
                     Six month period ended March 31, 1997
                                  (Unaudited)

(4)  Investment in DMX-Europe N.V. and Subsidiary.
-------------------------------------------------

     The summarized operating data for the six months ended March 31, 1997 of DMX-Europe N.V. and subsidiary follows:

                                                  Six months ended
                                                    March 31, 1997
                                                     (Unaudited)
           Statements of Operations Data:         ----------------
           Revenue                                $      1,447,129
           Operating, selling, general and
            administrative expenses (including
            $579,308 of intercompany expenses).          5,671,198
           Depreciation and amortization                   486,900
                                                  ----------------
           Operating loss                               (4,710,969)
           Interest expense (including $1,169,954
            of intercompany expense).                   (1,290,489)
           Other                                            21,062
                                                  ----------------
           Net loss                               $     (5,980,396)
                                                  ================

     Disposition of DMX-Europe N.V. and Subsidiary.
     ----------------------------------------------

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

                                   DMX INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
                     Six month period ended March 31, 1997
                                  (Unaudited)

(4)  Investment in DMX-Europe N.V. and Subsidiary, continued.
------------------------------------------------------------

     The merger was accounted for as a purchase and the Company issued 10,841,624 shares of its Common Stock to UAPI at a purchase price totaling $27,104,060. The purchase price less the fair value of TCI-E net assets acquired, resulted in goodwill of $10,415,701 which is being amortized over 20 years and was calculated as follows:

           Purchase price                                   $ 27,104,060
           Less book value of TCI-E net assets acquired       (3,479,694)
                                                            ------------
                                                              23,624,366

           Purchase price adjustments:
             To adjust the investment in DMX-E
             for losses recorded by TCI-E,
             which were also recognized by DMX
             Inc. based on the modified equity
             method of accounting                             (9,026,263)


           To reverse allowance for uncollectible interest
             recorded by TCI-E @ 49% of the interest accrued
             on the notes receivable                          (4,213,793)

           Other                                                  31,391
                                                            ------------

           Goodwill                                         $ 10,415,701
                                                            ============

     The accompanying consolidated balance sheets of the Company at March 31, 1997 and September 30, 1996 is consolidated with the accounts of DMX-E and the accompanying consolidated statements of operations and cash flows of the Company were consolidated with the accounts of DMX-E for the six and three months ended March 31, 1997. Prior to May 18, 1996, the Company accounted for its investment in DMX-E using the equity method of accounting.

(5)  Property and Equipment.
----------------------------

     Property and equipment as of March 31, 1997 and September 30, 1996, consist of the following:

                                               March 31, 1997    September 30, 1996
                                               ------------------------------------
           Furniture and equipment             $  4,459,105             3,957,369
           Leasehold improvements                   200,834               181,348
           Studio equipment                       6,195,372             6,144,707
           Music library                          1,038,264               918,126
           Computer system                        1,282,975             1,251,460
                                               -------------------------------------
                                                 13,176,550            12,453,010

           Less accumulated depreciation and
            amortization                         (7,983,338)           (6,559,022)
                                               -------------------------------------
                                               $  5,193,212             5,893,988
                                               =====================================

     At March 31, 1997, studio equipment included approximately $173,000 in equipment, net of accumulated depreciation of $546,000, that is being leased to DMX-E for a monthly fee of approximately $23,000. Lease income related to equipment leased to DMX-E for the six months ended March 31, 1997 was $137,520 and was eliminated in consolidation. Lease income for the six months ended March 31, 1996 was $137,520 and is included in other income.

     Studio equipment of $1,057,500, net of accumulated depreciation of $1,138,000, at March 31, 1997 was financed under the capital lease obligation.

                                   DMX INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
                     Six month period ended March 31, 1997
                                  (Unaudited)

(6)  Note Payable Related Party.
------------------------------

     On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds were used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. At May 9, 1997 the principal balance outstanding was approximately $2,420,000 and accrued interest was approximately $45,000.

(7)  Stockholders' (Deficit) Equity.
-----------------------------------

     Stock Options and Commitments.
     ------------------------------

     The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                       Shares               Option price
                                     ---------------------------------------------------
     Outstanding options at
      September 30, 1996             4,115,833    $1.95 - $6.25 per share, expiring
                                                   on various dates, December 31, 1996 to
                                                   July 1, 2006

     Options expired and canceled     (456,250)   $1.95 - $5.75 per share
                                     ---------

     Outstanding options at March
      31, 1997                       3,659,583    $1.95 - $6.25 per  share, expiring
                                     =========     on various dates, May 1998 to July 1,
                                                   2006.

     At March 31, 1997, options to purchase 3,136,249 shares were exercisable at prices ranging from $1.95 to $6.25 per share, 2,859,999 of the exercisable options were held by officers and directors of the Company.

     New Accounting Pronouncements
     -----------------------------

     The Financial Accounting Standards Board has issued Statement No. 123 which is effective for years commencing after December 15, 1995. The Company does not intend to adopt the measurement and recognition criteria of Statement No. 123 but will be adopting the pro forma disclosure requirements of Statement No. 123 in its 1997 financial statements.


(8)  Commitments and Contingencies.
----------------------------------

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

                                   DMX INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
                     Six month period ended March 31, 1997
                                  (Unaudited)

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

     Legal Actions.
     --------------

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

(9)  TCI Merger.
---------------

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

                                   DMX INC.
                               AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
                     Six month period ended March 31, 1997
                                  (Unaudited)

(10) Liquidity and Capital Resources.
------------------------------------

     The decrease in cash of $101,000 for the six months ended March 31, 1997, was the net result of $1.9 million provided by financing activities and used to purchase equipment of $700,000, primarily related to the obtaining of commercial customers, $212,000 used to pay the Company's capital lease obligation and approximately $1.2 million of cash used in operating activities.

     With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis, and has reduced its operating expenses to extend its working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to managements current plans. On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds will be used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. However, the Company is not seeking any other additional financing at this time to fund its other operational requirements and its obligation related to the discontinuance of the operations of DMX-E due to the pendency of the Merger. As more fully described in note 9, on February 6, 1997, TCI and the Company executed a definitive Merger Agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI Music, Inc., a newly formed TCI subsidiary. Pursuant to a Contribution Agreement between TCI and TCI Music, Inc., to be entered into at the closing of the merger, TCI will transfer to TCI Music, Inc. among other things, the revenue it derives from its business with the Company. After giving effect to these transactions, TCI Music, Inc. as successor to the Company, is expected to be cash flow positive. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its existing cash requirements while maintaining its competitive position.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 4 and 8, the Company has ceased funding the operations of DMX-E and has entered into agreements providing for disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein is seeking to reorganize the operations of DMX-E and is also seeking new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

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

                                   DMX INC.
                               AND SUBSIDIARIES
                        Six months ended March 31, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

SUMMARY OF PERFORMANCE.

The net loss for the six months ended March 31, 1997 was $7.8 million or $0.13 per share, compared to $15.2 million or $0.35 per share, for the six months ended March 31, 1996. The net loss for the three months ended March 31, 1997 was $3.5 million or $0.06 per share, compared to $7.8 million or $0.18 per share for the three months ended March 31, 1996. The decrease in the net loss was primarily attributed to increased revenues to $10.8 million for the six ended March 31, 1997, compared to $7.6 million for the six months ended March 31, 1996 and increased revenues to $5.6 million for the three months ended March 31, 1997, compared to $4.0 million for the three months ended March 31, 1996 and decreased operating expenses of DMX-E. Prior to May 17, 1996 the Company recorded the losses of DMX-E using the equity method and subsequent to that date, the financial statements of DMX-E were consolidated. Total consolidated operating expenses for the six months ended March 31, 1997 increased to $18.6 million from $13.5 million for the six months ended March 31, 1996 and increased to $9.0 million for the three months ended March 31, 1997, compared to $6.9 million for the three months ended March 31, 1996. The increase of $5.1 million and $2.1 million for each respective period was due to the inclusion of DMX-E operating expenses of $5.6 million and $2.6 million as compared to the recorded equity loss in DMX-E of $9.5 million and $5.0 million in other income/expense for the six months and three month ended March 31, 1996, respectively.

RESULTS OF OPERATIONS

Revenue - DMX Inc.
------------------

The Company's revenues increased to $10.8 million for the six months ended March 31, 1997 from $7.6 million for the six months ended March 31, 1996. The $3.2 million increase was primarily attributed to increased subscriber fee revenues of $1.5 from continued growth in commercial subscribers and residential PrimeStar subscribers and $1.4 million of DMX-E revenues included in consolidated revenues for the six months ended March 31, 1997.

Revenues increased to $5.6 million for the three months ended March 31, 1997 from $4.0 for the three months ended March 31, 1996. The $1.6 million increase was attributed to increased subscriber fee revenues of $719,000 from continued growth in commercial subscribers and residential PrimeStar subscribers and $754,000 of DMX-E revenues included in consolidated revenue for the three months ended March 31, 1997.

Commercial subscriber fee revenue for the six months ended March 31, 1997 represented approximately 41.6% of total subscriber fee revenue compared to 33.2% of total subscriber fee revenue for the six months ended March 31, 1996 and represented approximately 42.7% for the three months ended March 31, 1997, compared to 33.4% for the three months ended March 31, 1996. Residential subscriber fee revenue for the six months ended March 31, 1997 represented approximately 58.4% of total subscriber fee revenue compared to 66.8% of total subscriber fee revenue for the six months ended March 31, 1997 and represented approximately 57.3% for the three months ended March 31, 1997, compared to 66.6% for the three months ended March 31, 1996.

Revenue - DMX-E.
----------------

The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX-E.

Operating Expenses.
-------------------

Total operating expenses increased to $18.6 million for the six months ended March 31, 1997 from $13.5 million for the six months ended March 31, 1996. The increase of $5.1 million was primarily attributable to the inclusion of $5.6 million of DMX-E operating expenses for the six months ended March 31, 1997 as compared to the recorded equity in loss of DMX-E of $9.5 million in other income/expense for the six months ended March 31, 1996, when the Company accounted for DMX-E on the equity method.

Total operating expenses increased to $9.0 million for the three months ended March 31, 1997 from $6.9 million for the three months ended March 31, 1996. The increase of $2.1 million was primarily attributable to the inclusion of $2.6 million of DMX-E operating expenses for the three months ended March 31, 1997, as

                                   DMX INC.
                               AND SUBSIDIARIES
                        Six months ended March 31, 1997


compared to the recorded equity in loss of DMX-E of $5.0 million in other income/expense for the three months ended March 31, 1996, when the Company accounted for DMX-E on the equity method.

General and Administrative Expenses.

General and administrative expenses increased to $3.0 million for the six months ended March 31, 1997 from $2.8 million for the six months ended March 31, 1996. The $255,000 net increase consisted of increased legal fees of $519,000 due to the pending merger transaction with TCI and the activities related to the disposition of DMX-E, a provision for doubtful accounts of $434,000 and increased rent of $50,000, due to expansion of space for the commercial sales and marketing divisions, reduced by decreases in salaries and related expenses of $563,000 resulting from two executive officers leaving the Company in the third and fourth quarters of the 1996 fiscal year and the performance bonus which was paid to the Chairman in the first quarter of 1996 fiscal year; decreases in other professional and consultancy fees of $92,000 and decreases in public/shareholder relation expenses of $100,000.

General and administrative expenses increased to $1.5 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996. The net increase of $231,000 consisted of increased legal fees of $226,000 due to the pending merger transaction with TCI and the activities related to the disposition of DMX-E; a provision for doubtful accounts of $92,000 and increase in rent of approximately $100,000, due to the expansion of space for the commercial and sales marketing divisions, reduced by salaries and related expenses of $118,000 resulting from two executives officers leaving the Company subsequent to the second quarter in the 1996 fiscal year, decreases in professional and consultancy fees of $47,000 and decreases in public/shareholder relation expenses of $31,000.

Sales and Marketing Expenses.

Sales and marketing decreased to $3.3 million for the six months ended March 31, 1997 from $4.7 million for the six months ended March 31, 1996. The net decrease of $1.4 million primarily represented a decrease in royalties of $289,000 as the manufacture, distribution and servicing agreement with Scientific Atlanta, Inc. expired in August 1996; a decrease in net installation cost of $102,000 for commercial accounts as the Company typically recoups the cost of installations; and decreases in warranty service expense of $99,000, salaries and consultants of $323,000, travel and entertainment of $164,000, marketing expenses of $242,000, and office and other related expenses of $89,000 due to the Company's efforts to reduce overhead.

Sales and marketing decreased to $1.6 million for the three months ended March 31, 1997 from $2.4 million for the three months ended March 31, 1996. The net decrease of $812,000 primarily represented a decrease in royalties of $145,000 as the manufacture, distribution and servicing agreement with Scientific Atlanta, Inc. expired in August 1996; a decrease in net installation cost of $33,000 for commercial accounts as the Company typically recoups the cost of installations; and decreases in warranty service expense of $96,000 salaries and consultants of $169,000, travel and entertainment of $75,000, marketing expenses of $182,000, convention and conference expense of $43,000 and office and other related expenses of $22,000 due to the Company's efforts to reduce overhead.


Studio and Programming Expenses.

Studio and programming expenses increased to $4.9 million for the six months ended March 31, 1997 from $4.5 million for the six months ended March 31, 1996. The $445,000 increase was primarily attributed to an increase in music rights of $453,000 commensurate with the growth in subscribers and fee revenue. Other components of the net increase represent approximately $286,000 relating to programming expenses incurred on behalf of DMX-E for the six months ended March 31, 1997. Prior to the consolidation of DMX-E financial statements with the Company's, these expenses were charged to DMX-E, however, the benefit of DMX-E's reimbursement has been eliminated in the consolidated financial statements for the six months ended March 31, 1997; reduced by a decrease in satellite and uplink expense of $314,000 due to the double illumination cost as the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite in 1996.

                                   DMX INC.
                               AND SUBSIDIARIES
                        Six months ended March 31, 1997

Studio and programming expenses increased to $2.5 million for the three months ended March 31, 1997 from $2.4 million for the three months ended March 31, 1996. The $103,000 increase was primarily attributed to approximately $101,000 relating to programming expenses incurred on behalf of DMX-E for the three months ended March 31, 1997. Prior to the consolidation of DMX-E financial statements with the Company's, these expenses were charged to DMX-E, however, the benefit of DMX-E's reimbursement has been eliminated in the consolidated financial statements for the three months ended March 31, 1997. Other components of the net increase represent an increase in music rights of $301,000 commensurate with the growth in subscribers and fee revenue reduced by a decrease in satellite and uplink expense of $317,000 due to the double illumination cost as the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite in 1996.

Operating Expenses - DMX-E.
---------------------------

The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX-E

Disposal of DMX-E.
------------------

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

LIQUIDITY AND CAPITAL RESOURCES.

The decrease in cash of $101,000 for the six months ended March 31, 1997, was the net result of $1.9 million provided by financing activities and used to purchase equipment of $700,000, primarily related to the obtaining of commercial customers, $212,000 used to pay the Company's capital lease obligation and approximately $1.2 million of cash used in operating activities.

With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis and has reduced its operating expenses to extend its working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to managements current plans. On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds as of May 9, 1997 totaling $2.4 million have been used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan bears an annual interest rate of 12.5% and is to be paid in 36 equal monthly installments commencing July 1, 1997. However, the Company is not seeking any other additional financing at this time to fund its other operational requirements and its obligation related to the discontinuance of the operations of DMX-E due to the pendency of the Merger. As more fully described in note 9 to the Company's consolidated financial statements, on February 6, 1997, TCI and the Company executed a definitive Merger Agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI Music, Inc., a newly formed TCI subsidiary. Pursuant to a Contribution Agreement between TCI and TCI Music, Inc., to be entered into at the closing of the merger, TCI will transfer to TCI Music, Inc. among other things, the revenue it derives from its business with the Company. After giving effect to these transactions, TCI Music, Inc. as successor to the Company, is expected to be cash flow positive. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending,

                                   DMX INC.
                               AND SUBSIDIARIES
                        Six months ended March 31, 1997


such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its existing cash requirements while maintaining its competitive position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 4 and 8 to the Company's consolidated financial statements and in the Disposal of DMX-E above, the Company has ceased funding the operations of DMX-E and has entered into agreements providing for disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein is seeking to reorganize the operations of DMX-E and also seeks new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.

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

                None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

                None.


Item 5.  Other Events.
---------------------

                None.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) None.

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K
             --------------------
             during the quarter ended March 31, 1997.

                                  SIGNATURES


                                   DMX INC.
                                 (Registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                Date                  Title
        ---------                ----                  -----

/s/ Jerold H. Rubinstein      May 15, 1997    Chairman of the Board and
                                              Chief Executive Officer


/s/ Joanne Wendy Kim          May 15, 1997    Chief Financial Officer and
                                              Corporate Secretary
