Form 10-K/A
period 1996-09-30
DMX INC
filed 1997-06-12
CIK 865745

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 12, 1997.

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K/A
                                AMENDMENT NO. 2

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM               TO

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 444-1744
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]  No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Unless otherwise specifically indicated, all monetary references in this filing are in U.S. dollars.

     As of December 31, 1996 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $23,080,987.

     Number of shares of Common Stock of the Registrant outstanding as of December 31, 1996: 59,586,594 shares, including 85,630 shares held as Treasury Stock.



================================================================================

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a summary of selected financial data. See the financial statements included herein for more detailed information.


                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                       ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA
Revenue..............................  $ 17,326,603   $ 12,773,384   $  9,377,059   $  4,792,527   $    773,861
Operating, selling, general and
  administrative expenses............    30,460,622     22,166,898     20,558,849     17,726,103     27,306,904
Depreciation and amortization........     1,883,415      1,341,775      1,065,666        790,229        565,694
Loss on disposal of DMX-Europe
  N.V................................     7,153,278             --             --             --             --
                                       ------------   ------------   ------------   ------------   ------------
Net operating loss...................   (22,170,712)   (10,735,289)   (12,247,456)   (13,723,805)   (27,098,737)
Equity earnings in Galactic/TEMPO....       197,227        306,640        223,852        143,622        283,889
Equity loss in DMX-Europe N.V........   (11,852,650)   (13,271,599)    (4,746,239)    (3,553,932)            --
Interest income (expense), net.......      (188,507)        73,540         38,168         85,943        482,974
Other income (expense), net..........       159,865        547,179        226,461        640,197       (108,530)
                                       ------------   ------------   ------------   ------------   ------------
Net loss.............................  $(33,854,777)   (23,079,529)   (16,505,214)   (16,407,975)   (26,440,404)
                                       ============   ============   ============   ============   ============
Loss per share.......................  $      (0.68)         (0.60)         (0.48)         (0.52)         (0.90)
                                       ============   ============   ============   ============   ============
BALANCE SHEET DATA
  (AT END OF YEAR)
Current assets.......................  $  7,719,069     12,122,658      9,650,493      3,102,741     10,972,178
Investments in Galactic/TEMPO Sound
  Partnership........................       504,156        456,929        450,289        476,448        332,826
Goodwill, net of accumulated
  amortization.......................     4,535,658             --             --         15,459         41,960
Other assets, net of accumulated
  depreciation.......................        99,148        166,419         55,169         54,000        219,141
Property and equipment, net of
  accumulated depreciation...........     5,893,988      4,336,378      4,443,995      3,225,093      2,388,227
                                       ------------   ------------   ------------   ------------   ------------
Total assets.........................  $ 18,752,019     17,082,384     14,599,946      6,873,741     13,954,332
                                       ============   ============   ============   ============   ============
Current liabilities..................  $ 16,636,107      3,250,042      3,405,082      3,714,835      3,198,719
Royalty payable......................     1,773,275      1,251,983        713,421        267,770         37,162
Deferred revenue.....................       295,461        376,395        418,540             --             --
Capital lease obligation.............     1,401,426      1,446,085      1,502,990             --             --
Notes payable........................            --             --        201,090        382,545             --
Investment in DMX-Europe N.V.........            --     15,886,116      8,175,171      3,428,932             --
                                       ------------   ------------   ------------   ------------   ------------
Total liabilities....................    20,106,269     22,210,621     14,416,294      7,794,082      3,235,881
Net stockholders' (deficit) equity...    (1,354,250)    (5,128,237)       183,652       (920,341)    10,718,451
                                       ------------   ------------   ------------   ------------   ------------
Total liabilities and stockholders'
  equity.............................  $ 18,752,019     17,082,384     14,599,946      6,873,741     13,954,332
                                       ============   ============   ============   ============   ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

REVENUE DMX INC.

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

     Commercial subscriber fees represented approximately 36.0% as compared to 30.7% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively. Residential subscriber fees represented approximately 64.0% and 69.3% of total subscriber fee revenue for the fiscal years ended September 30, 1996, and 1995, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 55% and 61% of total subscriber fees, for the years ended September 30, 1996 and 1995, respectively.

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

REVENUE DMX-E.


     The Company has not previously consolidated the operations of DMX-E and as such amounts for 1996 represent the activities from acquisition date of May 17, 1996 through September 30, 1996. As discussed below, the Company has decided to dispose of or cease the operations of DMX-E.


OPERATING EXPENSES -- DMX INC.

     Total operating expenses increased to $39.5 million for the fiscal year ended September 30, 1996 from $23.5 million for 1995. The $16.0 million or 68% increase was primarily attributed to the inclusion of operating expenses and estimated loss on disposal of DMX-E. Additionally, the increase was attributable to increased sales and marketing expense of $1.1 million resulting from the expansion of the national accounts sales program and the O&O sales group; increased studio and programming expense of $1.2 million resulting from an increase in music rights commensurate with the growth in subscribers and fee revenue; the increased number of music formats from 69 to over 90 channels and increased satellite and uplink costs due to double illumination in December 1995 through February 1996, while the Company migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite.

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

     International development expense decreased to $2,000 for the fiscal year ended September 30, 1996 from $168,000 for 1995 as the Company did not focus on new development of DMX distribution in foreign companies, outside of Europe, as it had in previous years.

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

OPERATING EXPENSES -- DMX-E.

     The Company has not previously consolidated the operations of DMX-E and such amounts for 1996 represent the activities from acquisition date of May 17, 1996 through September 30, 1996. As discussed below, the Company has decided to dispose or cease the operations of DMX-E.

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

     The net loss from DMX-E operations increased to $16.8 million for the fiscal year ended September 30, 1996 from $13.3 million for 1995. The increase of $3.5 million was attributed to the Company recording 100% of DMX-E net loss for the fiscal year ended September 30, 1996 as compared to recording 100% of DMX-E loss for the fourth quarter of the fiscal year ended September 30, 1995 and 51% for the first three quarters of the fiscal year 1995. In the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the TCI-E credit facility. In the fourth quarter of the fiscal year ended September 30, 1995, the Company funded operating losses of DMX-E and accordingly the equity in loss of DMX-E included operating losses funded by the Company in excess of its guaranteed portion of the debt.

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

     With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from it's operating activities on a prospective basis, and has reduced its operating expenses to extend the U.S. operation's working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. The Company is negotiating with TCI for a $3.5 million loan to fund past and future tuner purchases. At December 31, 1996, the Company was obligated to purchase 8,300 Comstream DR-200 Digital Satellite Receivers at an aggregate cost of approximately $3,000,000. To the extent not otherwise satisfied by approved customers or affiliates of the Company, the Company intends to utilize a portion of the proceeds of the TCI loan to fund such purchase commitment. The Company is negotiating to extend the term of the purchase commitment and may also seek to obtain additional financing, if necessary, for such tuner purchases. However there can be no assurances that such extension or financing can be obtained. However, the Company is not seeking additional financing at this time to fund its other operational requirements and its obligations related to the discontinuance of the operations of DMX-E due to the pendency of the TCI acquisition proposal and management's belief that with the closure of the Company's European operations, its domestic cash flow should be sufficient to meet the Company's cash requirements. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its available cash resources while maintaining its competitive position.



     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 2 and 11 to the Company's consolidated financial statements and in Discontinued Operations of DMX-E above, the Company has ceased funding the operations of DMX-E and Company has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees . Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

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

                                                                                      YEAR FIRST
                                                                                        BECAME
                                        PRINCIPAL OCCUPATION OR EMPLOYMENT            DIRECTOR/
        DIRECTORS           AGE       AND OCCUPATION FOR THE PAST FIVE YEARS         TERM EXPIRES
        ---------           ---       --------------------------------------       ----------------
Kent Burkhart.............  62    Chairman of Burkhart/Douglas and Associates       1990/1998
                                  since 1973. He is also President and a Director
                                  of Degree Communications.(1)
Donne F. Fisher...........  58    Director of TCI Communications, Inc. since 1980   1996/1996
                                  and of Tele-Communications, Inc. since June of
                                  1994. Mr. Fisher is also a director of General
                                  Communication, Inc. and United Video Satellite
                                  Group Inc.
Leo J. Hindery, Jr........  49    Founder, Managing General Partner and Chief       1996/1997
                                  Executive Officer of InterMedia Partners since
                                  1988. Mr. Hindery is a Director of InterMedia
                                  Partners and Home Shopping Network, Inc.
Bhaskar Menon.............  62    Formerly Chairman and Chief Executive Officer     1991/1997
                                  of EMI Music Worldwide from 1979 through July
                                  1990; President and Chairman of the
                                  International Federation of the Phonographic
                                  Industry (IFPI) from 1989 through June 1991;
                                  private businessman since June 1991; Chairman
                                  of I.M.I. Incorporated since 1995.
Jerold H. Rubinstein......  58    Chairman of the Board and Chief Executive         1986/1996
                                  Officer of the Company since May 1986; Director
                                  of United Services Advisors, Inc. since 1989;
                                  Director of Spatializer Audio Laboratories,
                                  Inc. since 1992; Chairman of the Board of
                                  DMX-Europe since May 1993.
James R. Shaw, Sr.........  62    Founder, President and Chief Executive Officer    1993/1998
                                  of Shaw Communications Inc. since 1970.

---------------

(1) A radio venture, which Mr. Burkhart was involved with through Degree Communications, defaulted on its loan obligation in the amount of $6,000,000. The secured lender asserted its rights to have a receiver appointed in August 1991. The receivership closed September 29, 1992.

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

DIRECTOR COMPENSATION.

     The Company does not pay fees to its directors for their service on the Board of Directors or for attendance at meetings of the Board or committees. Directors who were not full-time salaried employees of the Company or its subsidiaries received a grant in fiscal 1996 of options to acquire 50,000 shares of Common Stock, under the DMX Inc. 1993 Stock Option Plan, upon their effective date of service as a director and after each twelve month period of continuous service as director of the Company thereafter, received an additional option to acquire 50,000 shares up to a maximum of two such periods.

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


                                                                  AMOUNT AND NATURE          PERCENT
                            NAME                              OF BENEFICIAL OWNERSHIP(1)   OF CLASS(2)
                            ----                              --------------------------   -----------
Tele-Communications, Inc....................................         27,249,575(3)            45.73%
Shaw Communications Inc.....................................          7,600,000(4)            12.21%
Jerold H. Rubinstein, Chairman of the Board and Chief
  Executive Officer.........................................          3,025,828(5)             4.96%
Kent Burkhart, Director.....................................            200,000(6)                *
V. Bhaskar Menon, Director..................................            200,000(7)                *
James R. Shaw, Sr., Director................................          8,468,000(8)            14.18%
J.C. Sparkman, Director.....................................            350,000(9)                *
Otis Smith, Executive Vice President........................            83,333(10)                *
Douglas G. Talley, Executive Vice President.................           133,333(11)                *
Lon Troxel, Executive Vice President........................           133,333(12)                *
Directors and Executive Officers............................        12,600,894(13)            20.30%
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


 (5) Includes 9,000 shares owned of record by Mr. Rubinstein's wife and minor child and 1,386,667 shares which Mr. Rubinstein has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options. Mr. Rubinstein's business address is 11400 West Olympic Boulevard, Suite 1100, Los Angeles, California 90064-1507.


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


(10) Includes 83,333 shares which Mr. Smith has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.


(11) Includes 133,333 shares which Mr. Talley has the right to acquire within 60 days of December 31, 1996 by the exercise of vested stock options.


(12) Includes 133,333 shares which Mr. Troxel has the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options.



(13) Includes 2,493,333 shares which members of the group have the right to acquire within 60 days of December 31, 1996, by the exercise of vested stock options. Includes those shares described in note 8, to which Mr. Shaw, Sr. has disclaimed beneficial ownership.


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


                                                              PAGE
                                                              ----
Independent Auditors' Report on Consolidated Financial
  Statements and Financial Statement Schedules..............   F-2
Consolidated Financial Statements of DMX Inc.:
  Consolidated Balance Sheets -- September 30, 1996 and
     1995...................................................   F-3
  Consolidated Statements of Operations -- Years ended
     September 30, 1996, 1995 and 1994......................   F-4
  Consolidated Statements of Stockholders' Deficit -- Years
     ended September 30, 1996, 1995 and 1994................   F-5
  Consolidated Statements of Cash Flows -- Years ended
     September 30, 1996, 1995 and 1994......................   F-6
  Notes to Consolidated Financial Statements................   F-7
Financial Statement Schedules have not been provided as any
  information has been included in the financial statements
  and notes thereto
Consolidated Financial Statements of DMX-Europe N.V.........  F-19
Independent Auditors' Report................................  F-20
Consolidated Balance Sheets -- Assets.......................  F-21
Consolidated Balance Sheets -- Liabilities and Stockholders'
  Equity....................................................  F-22
Consolidated Statements of Operations.......................  F-23
Consolidated Statement of Stockholders' Equity..............  F-24
Consolidated Statements of Cash Flows.......................  F-25
Notes to Consolidated Financial Statements..................  F-26

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


     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended September 30, 1994.


                                            KPMG Peat Marwick LLP

Los Angeles, California
January 15, 1997

                                    DMX INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                     ASSETS


                                                                  1996            1995
                                                              -------------   -------------
Current assets:
  Cash and cash equivalents                                   $     928,399   $   8,622,119
  Securities held to maturity                                            --         165,000
  Prepaid expenses                                                  464,545         112,281
  Equipment inventory                                               438,163         264,895
  Accounts receivable:
    Trade related party                                           1,828,973       1,876,453
    Other trade                                                   2,732,018       1,893,020
    Other                                                                --          45,692
  Allowance for doubtful accounts                                  (251,247)       (856,802)
                                                              -------------   -------------
         Total current assets                                     6,140,851      12,122,658
                                                                              -------------
Current assets DMX-Europe N.V.:
  Cash                                                              192,635              --
  Prepaid expenses                                                  851,586              --
  Equipment inventory                                                98,517              --
  Accounts receivable (net)                                         435,480              --
                                                              -------------   -------------
         Total current assets DMX-Europe N.V.                     1,578,218              --
                                                              -------------   -------------
         Total current assets                                     7,719,069      12,122,658
Investment in Galactic/TEMPO Sound (note 4)                         504,156         456,929
Property and equipment, net (note 6)                              4,418,799       4,336,378
Property and equipment DMX-Europe N.V., net (note 6)              1,475,189              --
Goodwill, net                                                     4,535,658              --
Other assets                                                         99,148         166,419
                                                              -------------   -------------
         Total Assets                                         $  18,752,019   $  17,082,384
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                            $   1,097,476   $   1,182,878
  Accrued liabilities (note 7)                                    4,886,837       1,449,938
  Accrued loss on disposal -- DMX-Europe N.V. (note 5)            1,468,530              --
  Short-term note payable to bank (note 8)                               --          45,000
  Note payable (note 8)                                                  --         201,090
  Current portion of capital lease obligation (note 11)             410,108         371,136
                                                              -------------   -------------
         Total current liabilities continuing operations          7,862,951       3,250,042
Current liabilities DMX-Europe N.V.:
    Accounts payable                                              7,284,664              --
    Accrued liabilities                                           1,488,492              --
                                                              -------------   -------------
         Total current liabilities DMX-Europe N.V.                8,773,156              --
                                                              -------------   -------------
         Total current liabilities                               16,636,107       3,250,042
Deferred revenue                                                    295,461         376,395
Royalty payable (note 11)                                         1,773,275       1,251,983
Investment in DMX-Europe N.V. (note 5)                                   --      15,886,116
Capital lease obligation (note 11)                                1,401,426       1,446,085
Stockholders' deficit (note 9):
  Common Stock, $.01 par value. Authorized 100,000,000
    shares; issued 59,672,224 shares in 1996 and 43,680,600
    shares in 1995                                                  596,722         436,806
  Paid-in capital                                               136,758,259      99,210,706
  Accumulated deficit                                          (138,078,913)   (104,224,136)
  Foreign currency translation reserve                              (52,315)         26,390
  Treasury stock, 85,630 shares, at cost                           (578,003)       (578,003)
                                                              -------------   -------------
         Net stockholders' deficit                               (1,354,250)     (5,128,237)

Commitments and contingencies (note 11)                                  --              --
                                                              -------------   -------------
         Total Liabilities and Stockholders' Deficit          $  18,752,019   $  17,082,384
                                                              =============   =============


See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Subscriber fee revenues -- related party               $  9,086,434   $  7,695,978   $  6,095,088
Subscriber fee revenues -- other                          6,972,671      4,920,380      3,281,971
Other revenue, net                                          431,060        157,026             --
Revenue -- DMX - Europe N.V. (note 5)                       836,438             --             --
                                                       ------------   ------------   ------------
                                                         17,326,603     12,773,384      9,377,059
Operating expenses:
  General and administrative                              5,803,043      5,511,615      4,897,948
  Sales and marketing                                     8,570,141      7,438,023      6,468,848
  Studio and programming                                  9,016,760      7,773,759      5,455,766
  International development                                   1,598        168,629         61,251
  Research and development                                  778,047        725,164        990,445
  Compensation to affiliates                                     --             --        122,654
  Stock bonus and option compensation                       549,708        549,708      2,561,937
  Depreciation and amortization                           1,883,415      1,341,775      1,065,666
  Operating expenses -- DMX - Europe N.V. (note 5)        5,741,325             --             --
  Loss on disposal of DMX - Europe N.V. (note 5)          7,153,278             --             --
                                                       ------------   ------------   ------------
                                                         39,497,315     23,508,673     21,624,515
          Net operating loss                            (22,170,712)   (10,735,289)   (12,247,456)
Other income (expense):
  Galactic/TEMPO Sound                                      197,227        306,640        223,852
  Equity in loss of DMX - Europe N.V. (note 5)          (11,852,650)   (13,271,599)    (4,746,239)
  Interest income                                           111,610        282,234        190,899
  Interest expense                                         (246,181)      (208,694)      (152,731)
  Interest expense DMX - Europe N.V.(note 5)                (53,936)            --             --
  Other income                                              172,270        779,866        332,368
  Other expense                                             (12,405)      (232,687)      (105,907)
                                                       ------------   ------------   ------------
                                                        (11,684,065)   (12,344,240)    (4,257,758)
                                                       ------------   ------------   ------------
          Net loss                                     $(33,854,777)  $(23,079,529)  $(16,505,214)
                                                       ============   ============   ============
Loss per share                                         $       (.68)  $       (.60)  $       (.48)
                                                       ============   ============   ============
Weighted average number of shares                        49,675,569     38,505,107     34,436,464
                                                       ============   ============   ============


          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                     COMMON STOCK                                                     FOREIGN
                                 ---------------------                                               CURRENCY
                                 NUMBER OF                 PAID IN       ACCUMULATED    TREASURY    TRANSLATION
                                   SHARES      AMOUNT      CAPITAL         DEFICIT        STOCK       RESERVE        TOTAL
                                 ----------   --------   ------------   -------------   ---------   -----------   ------------
Balance at September 30, 1993    32,031,480   $320,315   $ 63,976,740   $ (64,639,393)  $(578,003)   $     --     $   (920,341)
Issuance of common stock         3,530,000      35,300     14,951,725              --          --          --       14,987,025
Cost of issuance                        --          --        (62,409)             --          --          --          (62,409)
Issuance of common stock as
  compensation to affiliates        34,107         341        122,313              --          --          --          122,654
Issuance of common stock as
  compensation                     685,013       6,850      2,005,379              --          --          --        2,012,229
Accrued compensation (note 9)           --          --        549,708              --          --          --          549,708
Net loss                                --          --             --     (16,505,214)         --          --      (16,505,214)
                                 ----------   --------   ------------   -------------   ---------    --------     ------------
Balance at September 30, 1994    36,280,600    362,806     81,543,456     (81,144,607)   (578,003)         --          183,652
Issuance of common stock         7,400,000      74,000     17,188,500              --          --          --       17,262,500
Cost of issuance                        --          --        (70,958)             --          --          --          (70,958)
Accrued compensation (note 9)           --          --        549,708              --          --          --          549,708
Foreign currency translation
  reserve                               --          --             --              --          --      26,390           26,390
Net loss                                --          --             --     (23,079,529)         --          --      (23,079,529)
                                 ----------   --------   ------------   -------------   ---------    --------     ------------
Balance at September 30, 1995    43,680,600    436,806     99,210,706    (104,224,136)   (578,003)     26,390       (5,128,237)
Issuance of common stock         15,991,624    159,916     37,237,643              --          --          --       37,397,559
Cost of issuance                        --          --       (239,798)             --          --          --         (239,798)
Accrued compensation (note 9)           --          --        549,708              --          --          --          549,708
Foreign currency translation
  reserve                               --          --             --              --          --     (78,705)         (78,705)
Net loss                                --          --             --     (33,854,777)         --          --      (33,854,777)
                                 ----------   --------   ------------   -------------   ---------    --------     ------------
Balance at September 30, 1996    59,672,224   $596,722   $136,758,259   $(138,078,913)  $(578,003)   $(52,315)    $ (1,354,250)
                                 ==========   ========   ============   =============   =========    ========     ============


          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                       1996            1995            1994
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                         $(33,854,777)    (23,079,529)    (16,505,214)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                    2,229,646       1,341,775       1,065,666
     Loss on retirement of property and equipment            --              --         107,806
     Dividend from Galactic/TEMPO Sound                 150,000         300,000         250,011
     Equity in earnings of Galactic/TEMPO Sound        (197,227)       (306,640)       (223,852)
     Equity in loss of DMX-Europe N.V.               11,853,686      13,271,599       4,746,239
     Loss on disposal of DMX-Europe N.V.              7,153,278              --              --
     Compensation expense for stock issued to
       affiliates                                            --              --         122,654
     Compensation expense for stock bonus and
       options                                          549,708         549,708       2,561,937
     Provision for doubtful accounts                    643,148         700,000         156,802
     Decrease in deferred compensation                       --              --        (370,095)
     (Increase) decrease in prepaid and other
       current assets                                  (947,596)         76,315        (427,852)
     Decrease in advances to DMX-Europe N.V.                 --         490,296         161,387
     (Increase) in receivables                       (1,077,525)       (715,015)     (1,283,119)
     Decrease (increase) in other assets                 93,157        (111,250)         (1,169)
     (Decrease) increase in deferred revenue            (80,934)        (42,145)        418,540
     Increase in royalty payable                        521,292         538,562         445,651
     Increase (decrease) in accounts payable and
       accrued liabilities                            4,035,653         (33,365)         37,941
                                                   ------------    ------------    ------------
          Net cash used in operating activities      (8,928,491)     (7,019,689)     (8,736,667)
                                                   ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment, net            (1,519,444)       (954,101)       (540,105)
  Advances to DMX-Europe N.V., net                     (681,846)     (2,044,311)             --
  Investment in preferred stock of DMX-Europe
     (UK) Limited                                    (6,440,000)     (3,500,000)             --
  Purchase of securities held to maturity                    --        (165,000)     (2,244,781)
  Proceeds from matured securities held to
     maturity                                           165,000       2,279,738         490,043
                                                   ------------    ------------    ------------
          Net cash used in investing activities      (8,476,290)     (4,383,674)     (2,294,843)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Issuance of common stock, net                      10,346,094      17,191,542      14,924,616
  Repayment of note payable to bank                     (45,000)       (240,000)       (240,000)
  Repayment of note payable                                  --        (181,455)       (181,455)
  Repayment of principal portion of capital lease
     obligation                                        (397,398)       (228,225)        (71,419)
                                                   ------------    ------------    ------------
          Net cash provided by financing
            activities                                9,903,696      16,541,862      14,431,742
                                                   ------------    ------------    ------------
          Net (decrease) increase in cash and
            cash equivalents                         (7,501,085)      5,138,499       3,400,232
Cash and cash equivalents, beginning of year          8,622,119       3,483,620          83,388
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year             $  1,121,034       8,622,119       3,483,620
                                                   ============    ============    ============


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

  Accounting Principles and Consolidation.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TEMPO Sound, 450714 B.C. Ltd. and DMX-Europe N.V. and subsidiary ("DMX-E"). All material intercompany balances and transactions have been eliminated.

  Goodwill.


     Goodwill was calculated as the purchase price of DMX-E less the fair value of net assets acquired and is being amortized over 20 years. Goodwill will be eliminated upon the ultimate disposition of DMX-E pursuant to the Company's plan to dispose of its operations as described in note 5. In connection with the anticipated disposal of operations and considering the terms of such agreements goodwill has been reduced by $5,685,000 due the impairment of its value.


  Revenue Recognition and Allowance for Doubtful Accounts.


     The Company recognizes revenue based upon subscriber levels for affiliate sales and the contract terms for its direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by its affiliates. Direct sales revenue is recognized beginning at inception of service ratably over the contract terms. The Company analyzes subsequent cash receipts and other data to determine the adequacy of its allowance for doubtful accounts.


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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     DMX-E was formed by the Company to provide the necessary management, marketing services and operating structure for the distribution of Digital Music Express(R) ("DMX(R)"), throughout Europe. In 1993, TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of Tele-Communications, Inc. ("TCI"), acquired a 49% equity interest in DMX-E through the purchase of 49% of the outstanding common stock of DMX-E for $120,100, in addition to providing a $24.4 million credit facility which was used for the start-up costs and initial operations of DMX-E. The Company partially guaranteed the credit facility, and would be liable for one-half of the TCI-E's "loss" as defined, which may be payable at the option of the Company, in the Company's Common Stock.

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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


September 30, 1996. Prior to May 18, 1996, the Company accounted for its investment in DMX-E using the equity method of accounting.

Property and Equipment.

     Property and equipment is carried at cost and is depreciated over three to six years using the straight-line method. Leasehold improvements are carried at cost and are depreciated over the shorter of the estimated five-year useful life of the related asset or the term of the lease.

Income Taxes.


     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the "asset and liability" method of accounting for income taxes. The adoption of SFAS No. 109 did not have any effect on the results of operations for 1994.


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

Reclassifications.

     Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS.



     A summary of the activity of the allowance for doubtful accounts for the years ended September 30, 1996, 1995 and 1994 follows:



                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------
                                                      1996          1995        1994
                                                   -----------    --------    --------
Balance, beginning of year                         $   856,802     156,802          --
Provision for doubtful accounts                        643,148     700,000     156,802
Accounts charged-off                                (1,248,703)         --          --
                                                   -----------    --------    --------
Balance, end of year                               $   251,247     856,802     156,802
                                                   ===========    ========    ========



(4) INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.


     The summarized balance sheet and operating data for the twelve month periods ended September 30, 1996 and 1995 of the Galactic/TEMPO Sound partnership follows:


                                                               1996           1995
                                                            (UNAUDITED)    (UNAUDITED)
                                                            -----------    -----------
Current assets                                              $   890,383        828,804
Non-current assets                                              143,797        186,747
Current liabilities                                              26,021        101,694
Partners' capital                                             1,008,159        913,857
Partners' draws for the period                                 (300,000)      (600,000)
Revenues                                                      2,226,753      1,903,178
Operating expenses                                           (1,832,299)    (1,289,898)
Net income                                                  $   394,454        613,280
                                                            ===========    ===========



(5) INVESTMENT IN DMX-EUROPE N.V. AND SUBSIDIARY.


     The summarized operating data for the years ended September 30, 1996, 1995 and 1994, of DMX-Europe N.V. and subsidiary follows:


                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------
                                                1996            1995           1994
                                            ------------    ------------    -----------
STATEMENTS OF OPERATIONS DATA:
Revenue                                     $  1,559,262         151,176         51,274
Operating, selling, general and
  administrative expenses                     15,594,979      16,500,784      8,057,052
Depreciation and amortization                    909,022         541,678        125,697
                                            ------------    ------------    -----------
Operating loss                               (14,944,739)    (16,891,286)    (8,131,475)
Interest expense                              (3,115,621)     (2,876,252)    (1,217,452)
Other                                             22,851          54,519         22,892
                                            ------------    ------------    -----------
Net loss                                    $(18,037,509)    (19,713,019)    (9,326,035)
                                            ============    ============    ===========

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The summarized balance sheet date of DMX-E as of May 17, 1996 follows:

                                                                    AT
                                                               MAY 17, 1996
                                                                (UNAUDITED)
                                                              ---------------
BALANCE SHEET DATA:
Current assets                                                 $  2,146,889
Property and equipment net of accumulated depreciation            1,668,368
                                                               ------------
          Total assets                                         $  3,815,257
                                                               ============
Trade accounts payable and accrued expenses                    $  7,940,963
Intercompany -- payables due parent                               2,726,157
Long-term debt                                                   30,792,911
                                                               ------------
          Total liabilities                                      41,460,031
Net stockholders' deficit                                       (37,644,774)
                                                               ------------
Total liabilities and stockholders' deficit                    $  3,815,257
                                                               ============

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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(6) PROPERTY AND EQUIPMENT.


     Property and equipment as of September 30, 1996 and 1995 consist of the following:


                                                             1996             1995
                                                          -----------      -----------
Furniture and equipment                                   $ 3,957,369        2,041,147
Leasehold improvements                                        181,348          186,573
Studio equipment                                            6,144,707        4,041,594
Music library                                                 918,126          845,218
Computer system                                             1,251,460          498,411
                                                          -----------      -----------
                                                           12,453,010        7,612,943
Less accumulated depreciation and amortization             (6,559,022)      (3,276,565)
                                                          -----------      -----------
                                                          $ 5,893,988        4,336,378
                                                          ===========      ===========


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


(7) ACCRUED LIABILITIES.



     Accrued liabilities at September 30, 1996 and 1995 were comprised of the following:



                                                               1996            1995
                                                            ----------      ----------
Accrued music right royalties                               $1,574,449      $  776,562
Accrued marketing credits                                    2,575,408              --
Accrued employee benefits                                      205,347         352,408
Other accrued expenses                                         531,633         320,968
                                                            ----------      ----------
                                                            $4,886,837      $1,449,938
                                                            ==========      ==========



(8) NOTES PAYABLE.


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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


$564,000 from this loan, is leased to DMX-E. The note was repaid in connection with the merger with TCI-Euromusic, Inc. on May 17, 1996.


(9) STOCKHOLDERS' DEFICIT.


Stock Options and Commitments.

     The Company has issued options to purchase Common Stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                          SHARES                      OPTION PRICE
                                         ---------                    ------------
Outstanding options at September 30,
  1993                                   2,401,667    $1.95-$8.875 per share, expiring on various
                                                        dates, December 31, 1995 to July 1, 2006.
Options issued                             825,000    $3.50-$5.375 per share
Options exercised                          (30,000)   $4.59-$4.18 per share
Options expired and terminated            (100,834)   $4.18-$8.875 per share
                                         ---------
Outstanding options at September 30,
  1994                                   3,095,833    $1.95-$6.25 per share, expiring on various
                                                        dates, December 31, 1996 to July 1, 2006.
Options issued                           1,631,250    $2.00-$3.25 per share
Options expired and terminated            (331,250)   $3.25-$5.625 per share
                                         ---------
Outstanding options at September 30,
  1995                                   4,395,833    $1.95-$6.25 per share, expiring on various
                                                        dates, December 31, 1996 to July 1, 2006
Options issued                             100,000    $2.563 per share
Option expired and canceled               (230,000)   $2.563-$4.180 per share
Option exercised                          (150,000)   $1.95 per share
                                         ---------
Outstanding options at September 30,
  1996                                   4,115,833    $1.95-$6.25 per share, expiring on various
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

Stock Bonus and Option Compensation.

     Stock bonus expense included $549,708 of compensation for each of the years in the three-year period ended September 30, 1996, related to the 1992 extension of the exercise date of an option issued in October 1990. The exercise date was extended from 1993 to December 31, 1996 and is an option to purchase

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

  Common Stock.


     During 1996, the Company completed private placements with certain related parties. Stephen A. Wynn, a director of the Company, acquired 500,000 shares at$2.00 per share on March 15, 1996. TCI acquired 4,500,000 shares at $2.00 per share on May 17, 1996 and was issued 10,841,624 shares valued at $2.50 per share in the Company merger with TCI-E. In addition, TCI bought Stephen A. Wynn's 5,200,000 shares in the Company for $2.00 per share.


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


(10) INCOME TAXES.


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


(11) COMMITMENTS AND CONTINGENCIES.


  Capital Lease with Related Party.

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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     Minimum lease payments under the capital and operating leases at September 30, 1996 follows:


                                                                         OPERATING        OPERATING
                  FISCAL YEAR ENDING                     CAPITAL        LEASES WITH      LEASES WITH
                    SEPTEMBER 30:                         LEASE       RELATED PARTIES      OTHERS
                  ------------------                    ----------    ---------------    -----------
1997                                                    $  622,173      $ 4,516,200       $  607,900
1998                                                       622,173        4,516,200          727,200
1999                                                       610,550        4,516,200          703,500
2000                                                       407,906        3,316,800          679,300
2001                                                        73,778        2,258,400          666,900
Thereafter                                                      --        7,904,400               --
                                                        ----------      -----------       ----------
Total minimum lease payments                            $2,336,580      $27,028,200       $3,384,800
                                                                        ===========       ==========
Less amounts representing interest                        (525,046)
                                                        ----------
Present value of net minimum lease payments             $1,811,534
                                                        ==========


     The operating leases with related parties include the lease of studio facilities in Colorado and uplinking and satellite services from WTCI. Total expenses under leases with related party were $4,831,000 in 1996, $4,489,000 in 1995 and $3,678,000 in 1994.


Manufacturing Commitments and Royalty Payables.


     The Company and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX-DJ's. The Company was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX-DJ's, but S-A was the exclusive tuner manufacturer in the U.S. and Canada and earned a royalty of approximately five percent (5%) of the Company's premium audio service revenues until August 1996. No payments are required until the Company achieves "operating breakeven", as defined in the agreement.


     The Company and Comstream Corporation ("Comstream"), have an agreement with respect to the manufacture, distribution and servicing of the DR-200 Digital Satellite Receiver. The Company has guaranteed the purchase of 50,000 digital satellite receivers by it, its approved customers and/or affiliates within 42 months after commencement of the agreement.



     The Company licenses rights to rerecord and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). The Company has separate agreements with ASCAP, BMI and SEASAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industrywide basis mainly over new rate structures that may require retroactive rate increases.

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") was signed into law on November 1, 1995. The 1995 Act establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription service digital transmissions. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding relating to residential digital music distribution is pending before the United States Copyright Office. The purpose of the proceeding is to determine the statutory license royalty rate to be paid under the 1995 Act by the Company and other digital music residential subscription services on services transmitted to non-business subscribers. The rate charged is retroactive to February 1996 and is contingent on the negotiated rate agreed to as result of the arbitration proceeding. The Company has been accruing at an estimated rate of 3% of residential subscriber fee revenue since such date.



     Although the Company cannot predict the outcome of rate negotiations and proceedings, the Company has been accruing for the potential increases in rates. To the extent the actual negotiated rates exceed the rate estimates used in the accrual, additional amounts may be incurred.


401(k) Savings Plan.

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

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Legal Actions.


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

     On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Menon Bhaskar, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of the Company by TCI is wrongful, unfair and harmful to the Company's public stockholders and seeking to enjoin the consummation of the Merger. The Company believes that this action is without merit and intends to defend it vigorously.


(12) LIQUIDITY AND CAPITAL RESOURCES.


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


     With the discontinuation of the operations of DMX-E, management believes that the Company will begin to generate cash from its operating activities on a prospective basis, and has reduced its operating expenses to extend the U.S. operation's working capital. However, the Company will need additional funding to meet certain obligations related to the discontinuance of operations of DMX-E and to continue to expand and develop the Company's business pursuant to management's current plans. The Company is negotiating with TCI for a $3.5 million loan to fund past and future tuner purchases. At December 31, 1996, the Company was obligated to purchase 8,300 Comstream DR-200 Digital Satellite Receivers at an aggregate cost of approximately $3,000,000. To the extent not otherwise satisfied by approved customers or affiliates of the Company, the Company intends to utilize a portion of the proceeds of the TCI loan to fund such purchase commitment. The Company is negotiating to extend the term of the purchase commitment, and may also seek to obtain additional financing, if necessary, for such tuner purchases. However there can be no assurances that such extension or financing can be obtained. However, the Company is not seeking additional financing at this time to fund its other operational requirements and its obligations related to the discontinuance of the operations of DMX-E due to the pendency of the TCI acquisition proposal and management's belief that with the closure of the Company's European operations, its domestic cash flow should be sufficient to meet the Company's cash requirements. However, if such assumption is not accurate or if future financing is required and is not available, then management would seek to continue to reduce operating expenses and capital spending as necessary as a means to stem cash shortfalls. These operating expenses include both discretionary spending, such as sales and marketing expenses and overhead costs, such as general and administrative expenses. Such expenses will continually be evaluated giving consideration to the cash flow generated from subscriber fee revenue, anticipated growth in such revenue and available working capital. There can be no assurance that the Company will be able to reduce its operating expenses sufficiently to meet its available cash resources while maintaining its competitive position.


     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced reoccurring losses from operations and has a

                                    DMX INC.
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



net capital deficiency. While the Company believes it will be able to generate cash from its operating activities on a prospective basis, there can be no assurance that such cash, if any, combined with other financings will be sufficient to meet the Company's existing and future obligations. The consolidated financial statements do not include all potential adjustments that could result from potential claims under the above noted parent guarantees or other obligations of DMX-E. As described in notes 2 and 11 to the Company's consolidated financial statements and in "Disposal of DMX-E" above, the Company has ceased funding the operations of DMX-E and the Company has entered into agreements providing for the disposition of DMX-E to Jerold Rubinstein, Chairman and Chief Executive Officer of the Company. Mr. Rubinstein will seek to reorganize the operations of DMX-E and also seek new equity partners. To the extent a reorganization cannot be achieved and in the absence of some other arrangement to provide financial support to DMX-E, the European companies will be placed into receivership. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of the Company.



(13) RECENT DEVELOPMENTS.



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

                                DMX-EUROPE N.V.

                       CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996, 1995 AND 1994
                       WITH INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of DMX-Europe N.V.



     We have audited the accompanying consolidated balance sheets of DMX-Europe N.V. and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.



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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMX-Europe N.V. and subsidiary at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles in the United States.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG
Chartered Accountants                                            London, England
Registered Auditors                                              January 9, 1997

                                DMX-EUROPE N.V.

                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1996 AND 1995

                                     ASSETS


                                                                 1996           1995
                                                              -----------    ----------
Current assets
  Cash and cash equivalents                                   $   192,635    $  694,079
  Prepaid expenses                                                851,586       971,998
  Trade accounts receivable                                       435,480        96,712
  Inventories                                                      98,517       226,525
                                                              -----------    ----------
          Total current assets                                  1,578,218     1,989,314
                                                              -----------    ----------
Fixed assets
  Equipment                                                     3,080,294     2,806,647
  Less accumulated depreciation and amortization               (1,605,105)     (697,413)
                                                              -----------    ----------
                                                                1,475,189     2,109,234
                                                              -----------    ----------
          Total assets                                        $ 3,053,407    $4,098,548
                                                              ===========    ==========



        See accompanying notes to the consolidated financial statements.

                                DMX-EUROPE N.V.

                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  1996            1995
                                                              ------------    ------------
Current liabilities
  Trade accounts payable                                      $  7,284,664    $  3,761,246
  Due to parent company                                            355,152       2,044,311
  Accrued expenses                                               1,495,546       1,899,710
                                                              ------------    ------------
          Total current liabilities                              9,135,362       7,705,267
Long term debt (note 3)                                         34,393,318      28,664,046
                                                              ------------    ------------
          Total liabilities                                     43,528,680      36,369,313
                                                              ------------    ------------
Stockholders' equity/(deficit)
  Common stock 10 Dutch Florins par value, authorised
     100,000 shares, issued 39,216 shares                          245,100         245,100
  Minority interests -- non-cumulative, non-voting,
     convertible, redeemable 5% preference shares of $1 each
     of DMX-Europe (UK) Limited owned by DMX Inc.,
     authorised 10,000,000 shares:
     subscribed and issued                                      10,000,000              --
     subscribed and unissued                                     3,377,000       3,500,000
  Accumulated deficit                                          (54,045,058)    (36,007,549)
  Cumulative translation adjustment                                (52,315)         (8,316)
                                                              ------------    ------------
          Net stockholders' deficit                            (40,475,273)    (32,270,765)
                                                              ------------    ------------
          Total liabilities and stockholders' equity          $  3,053,407    $  4,098,548
                                                              ============    ============


        See accompanying notes to the consolidated financial statements.

                                DMX-EUROPE N.V.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                        1996            1995           1994
                                                    ------------    ------------    -----------
Revenues
Subscriber fees                                     $  1,357,733    $    151,176    $    51,274
Other revenue                                            201,529              --             --
                                                    ------------    ------------    -----------
                                                       1,559,262         151,176         51,274
Operating expenses
General and administrative                             3,386,993       3,117,943      1,979,256
Sales and marketing                                    3,109,790       3,259,442      1,125,124
Studio and programming                                 8,766,981       8,148,891      4,135,345
Research and development                                 331,215       1,974,508        817,327
Depreciation and amortization                            909,022         541,678        125,697
                                                    ------------    ------------    -----------
                                                      16,504,001      17,042,462      8,182,749
                                                    ------------    ------------    -----------
Loss from operations                                 (14,944,739)    (16,891,286)    (8,131,475)
Other income/(expenses)
Interest income                                           22,851          54,519         22,892
Interest expense                                      (3,115,621)     (2,876,252)    (1,217,452)
                                                    ------------    ------------    -----------
Net loss                                            $(18,037,509)   $(19,713,019)   $(9,326,035)
                                                    ============    ============    ===========


See accompanying notes to the consolidated financial statements.

                                DMX-EUROPE N.V.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                                              TOTAL
                                     COMMON    PREFERENCE    ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                     STOCK        STOCK        DEFICIT      ADJUSTMENT       EQUITY
                                    --------   -----------   ------------   -----------   -------------
Balance October 1, 1993             $245,100   $        --   $ (6,968,495)   $ 32,312     $ (6,691,083)
Movement year ended September 30,
  1994                                    --            --             --     (12,630)         (12,630)
Net loss for the year ended
  September 30, 1994                      --            --     (9,326,035)         --       (9,326,035)
                                    --------   -----------   ------------    --------     ------------
Balance October 1, 1994              245,100            --    (16,294,530)     19,682      (16,029,748)
Movement year ended September 30,
  1995                                    --            --             --     (27,998)         (27,998)
Subscribed and unissued preference
  shares                                  --     3,500,000             --          --        3,500,000
Net loss for the year ended
  September 30,1995                       --            --    (19,713,019)         --      (19,713,019)
                                    --------   -----------   ------------    --------     ------------
Balance October 1, 1995              245,100     3,500,000    (36,007,549)     (8,316)     (32,270,765)
Movement year ended September 30,
  1996                                    --            --             --     (43,999)         (43,999)
Authorised and subscribed
  preference shares                       --    10,000,000             --          --       10,000,000
Conversion of unissued to issued
  preference shares                       --    (3,500,000)            --          --       (3,500,000)
Subscribed and unissued preference
  shares                                  --     3,377,000             --          --        3,377,000
Net loss for the year September
  30, 1996                                --            --    (18,037,509)         --      (18,037,509)
                                    --------   -----------   ------------    --------     ------------
Balance September 30, 1996          $245,100   $13,377,000   $(54,045,058)   $(52,315)    $(40,475,273)
                                    ========   ===========   ============    ========     ============

                                DMX-EUROPE N.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                          1996           1995          1994
                                                      ------------   ------------   -----------
Cash Flow from Operating Activities:
Net loss                                              $(18,037,509)  $(19,713,019)  $(9,326,035)
Adjustments to Reconcile Net Loss to Net Cash Used
  in Operating Activities:
Depreciation and amortization                              909,022        541,678       125,697
Change in prepaid expenses                                 133,140       (520,647)      (54,974)
Change in accounts receivable                             (364,432)       (67,496)       (6,885)
Change in inventories                                      123,943       (227,292)           --
Change in accounts payable                               3,539,707      3,510,898      (276,604)
Change in accrued liabilities                             (379,443)     1,073,850       206,877
Change in intercompany liability with DMX Inc.          (1,689,159)     1,554,015      (161,386)
Change in accrued interest liability with
  TCI -- Euromusic                                      (4,228,046)     2,849,368     1,217,425
Change in accrued interest liability with DMX Inc.         874,250             --            --
                                                      ------------   ------------   -----------
Net cash used in operating activities                  (19,118,527)   (10,998,645)   (8,275,885)
                                                      ------------   ------------   -----------
Cash flows from investing activities:
Purchase of equipment                                     (288,174)    (2,277,906)     (246,180)
                                                      ------------   ------------   -----------
Net Cash Used in Investing Activities                     (288,174)    (2,277,906)     (246,180)
                                                      ------------   ------------   -----------
Cash flow's from financing activities:
Note payable DMX Inc.                                   33,519,068             --            --
Loan principal (assignments)/drawdowns                 (24,436,000)     9,436,000     9,500,000
Subscribed preference stock                              9,877,000      3,500,000            --
                                                      ------------   ------------   -----------
Net cash provided by financing activities               18,960,068     12,936,000     9,500,000
                                                      ------------   ------------   -----------
Effect of Exchange rate changes on cash                    (54,811)       (29,004)        5,337
                                                      ------------   ------------   -----------
Net change in cash and cash equivalents                   (501,444)      (369,555)      983,272
Cash and cash equivalents, beginning of year               694,079      1,063,634        80,362
                                                      ------------   ------------   -----------
          Cash and cash equivalents, end of year      $    192,635   $    694,079   $ 1,063,634
                                                      ============   ============   ===========


          No interest or tax was paid in any of the periods presented.

                                DMX-EUROPE N.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS)

(1) INCORPORATION AND NATURE OF BUSINESS

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


     DMX Inc., a Delaware corporation, owns 100% of the outstanding common stock having acquired the 49% shareholding previously held by TCI-Euromusic Inc., ("TCI-E"), a Colorado corporation and a subsidiary of Tele-Communications, Inc., ("TCI"), as part of the merger transaction on May 17, 1996 whereby DMX Inc. acquired all the outstanding equity of TCI-E.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Preparation

     The company and its subsidiary, DMX-Europe (UK) Limited have suffered recurring losses from operations, have negative working capital and a net stockholders' deficit. In addition, during 1996, DMX Inc. stated that it would no longer financially support DMX-Europe. In December 1996, DMX Inc.'s board of directors approved the disposal of DMX-Europe N.V. and subsidiary, DMX-Europe
(UK) Limited ("DMX-E") to Mr. Jerold Rubinstein, its Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive five year, royalty free license to use DMX Inc.'s music in Europe, the former Soviet Union, and in the Middle East. It is Mr. Rubinstein's intention to seek to reorganize the operation of DMX-E and seek new equity investors. However, there can be no assurances that the proposed reorganization will take place or that new equity investors will be found. Accordingly there is significant doubt as to the company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

                                DMX-EUROPE N.V.

            (FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS)

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

(3) LONG TERM DEBT

     Long term debt at September 30, 1996, and September 30, 1995 consists of the following:


                                                                 1996          1995
                                                              -----------   -----------
Loan draw-downs from TCI-Euromusic Inc......................  $        --   $24,436,000
Interest on the above loan..................................           --     4,228,046
Note payable DMX Inc........................................   33,519,068            --
Accrued interest on the above...............................      874,250            --
                                                              -----------   -----------
                                                              $34,393,318   $28,664,046
                                                              ===========   ===========


     On May 19, 1993, the company entered into a financing agreement with its then 49% shareholder, TCI-E. Under the terms of this agreement, TCI-E agreed to provide a maximum loan facility of $24,436,000 to the company. As at September 30, 1995, DMX-Europe N.V. had drawn down the maximum amount, $24,436,000, available under this facility.


     On May 17, 1996 TCI-E was fully merged with and into DMX Inc. the parent company of DMX-Europe N.V. As a result of this merger the loan principal of $24,436,000 together with the related accrued interest outstanding as at May 17, 1996 of $6,356,911 was assigned to DMX Inc.



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

                                DMX-EUROPE N.V.

            (FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS)

(4) COMMITMENTS

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


Fiscal year ending 30 September:
     1997...............................................  $ 9,902,000
     1998...............................................    6,567,000
     1999...............................................    5,950,000
     2000...............................................    6,252,000
     2001...............................................    6,094,000
     Thereafter.........................................    6,157,000
                                                          -----------
          Total minimum lease commitments...............  $40,922,000
                                                          ===========



(5) RELATED PARTY TRANSACTIONS


     DMX-Europe N.V. has incurred expenses of approximately $1,036,997 (1994:
$2,392,181) for salaries, programming, marketing and research and development costs recharged from DMX Inc. These are included in the consolidated financial statements as part of operating expenses.


(6) INCOME TAXES


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


(7) SEGMENTAL ANALYSIS



                                                        1996         1995       1994
                                                     ----------    --------    -------
UK and Eire........................................  $  229,114    $ 18,125    $ 8,503
Germany, Austria and Switzerland...................   1,087,378          --         --
Scandinavia........................................      59,797      78,250     42,458
Rest of Europe.....................................     162,973      54,801        313
Asia Pacific rim...................................      20,000          --         --
                                                     ----------    --------    -------
                                                     $1,559,262    $151,176    $51,274
                                                     ==========    ========    =======



(8) LIQUIDITY AND CAPITAL RESERVES


     The company and its subsidiary, DMX-Europe (UK) Limited have suffered recurring losses from operations, have negative working capital and a net stockholders' deficit. In addition, during 1996, DMX Inc. stated that it would no longer financially support DMX-Europe. In December 1996, DMX Inc.'s board of directors approved the disposal of DMX-Europe N.V. and subsidiary, DMX-Europe
(UK) Limited ("DMX-E") to Mr. Jerold Rubinstein, its Chairman and Chief Executive Officer. DMX Inc. will retain a ten percent equity interest in the companies which would have an exclusive five year, royalty free license to use

                                DMX-EUROPE N.V.

            (FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS)

DMX Inc.'s music in Europe, the former Soviet Union, and in the Middle East. It is Mr. Rubinstein's intention to seek to reorganize the operation of DMX-E and seek new equity investors. However, there can be no assurances that the proposed reorganization will take place or that new equity investors will be found. Accordingly there is significant doubt as to the company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DMX INC.
                                            (Registrant)

                                            By:   /s/ JEROLD H. RUBINSTEIN
                                              ----------------------------------
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date: June 12, 1997

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


                      SIGNATURE                                       DATE                       TITLE
                      ---------                                       ----                       -----
/s/ JEROLD H. RUBINSTEIN                               Chairman of the Board and Chief          June 12, 1997
-----------------------------------------------------    Executive Officer

/s/ J. WENDY KIM                                       Chief Financial Officer and              June 12, 1997
-----------------------------------------------------    Corporate Secretary